Form 10-Q
period 1996-03-31
COCENSYS INC
filed 1996-05-14
CIK 895034

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ________ to ________

                            Commission File Number 0-20954


                                    COCENSYS, INC.
                (Exact name of registrant as specified in its charter)



                   Delaware                           33-0538836
- --------------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)




                       213 Technology Drive, Irvine, CA  92718
             (Address of principal executive offices including zip code)




                                    (714) 753-6100
                 (Registrant's telephone number, including area code)

        ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X       No
                          -----        -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.001 par value                    21,917,004
- --------------------------------------------------------------------------------
                  (Class)                      (Outstanding at May 1, 1996)

                                    COCENSYS, INC.

                                  TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS.

               Condensed Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995                                         3

               Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995 and the period from inception (February 15, 1989) through
               March 31, 1996                                                4

               Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995 and the period from inception (February 15, 1989) through
               March 31, 1996                                                5

               Notes to Condensed Consolidated Financial Statements          6


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                         10



PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            14


SIGNATURES                                                                  15

                                    COCENSYS, INC.
                            (A development stage company)

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and par value amounts)



                                                                       MARCH 31,         DECEMBER 31,
                                                                         1996                1995
                                                                      -----------        ------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     6,650         $     6,895
  Short-term investments                                                 16,809               6,554
  Other current assets                                                      783                 455
                                                                    -----------         -----------
TOTAL CURRENT ASSETS                                                     24,242              13,904

Property and equipment, net                                               2,858               2,777
Notes receivable from officers                                              270                 264
Deferred patent costs, net                                                  295                 394
Deferred sales organization costs, net                                      488                 650
Other assets, net                                                           168                 212
                                                                    -----------         -----------
                                                                    $    28,321         $    18,201
                                                                    -----------         -----------
                                                                    -----------         -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $       830         $       880
  Other accrued liabilities                                               1,838               2,418
  Advances from corporate partners                                        4,691               3,144
  Capital lease obligation - current portion                                741                 709
                                                                    -----------         -----------
TOTAL CURRENT LIABILITIES                                                 8,100               7,151

Capital lease obligation, less current portion                              308                 357
Other liabilities                                                            47                  49

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value                                            -                   -
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- none
  Common stock, $.001 par value
    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 21,842,586 at March 31, 1996
      and 19,395,341 at December 31, 1995                                    22                  19
Additional paid-in capital                                               90,871              76,277
Deficit accumulated during the development stage                        (70,287)            (64,674)
Deferred compensation                                                      (676)               (956)
Unrealized loss on investments                                              (64)                (22)
                                                                    -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                               19,866              10,644
                                                                    -----------         -----------
                                                                    $    28,321         $    18,201
                                                                    -----------         -----------
                                                                    -----------         -----------


                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)




                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                           THREE MONTHS ENDED                (FEBRUARY 15,
                                                                                MARCH 31,                      1989) TO
                                                                      -----------------------------            MARCH 31,
                                                                         1996                1995                1996
                                                                      ---------           ---------          ----------
REVENUES
  Co-promotion revenues from corporate partners                       $     798           $     234          $   18,614
  Co-development revenues from corporate partners                           833                   -               2,803
                                                                      ---------           ---------          ----------
Total revenues                                                            1,631                 234              21,417
                                                                      ---------           ---------          ----------

OPERATING EXPENSES
  Research and development                                                4,354               3,010              47,806
  General and administrative                                              1,277                 783              12,816
  Sales and marketing                                                     1,855               2,096              17,855
  Acquired research and development and advances to Acea                      -                   -              14,879
                                                                      ---------           ---------          ----------
Total operating expenses                                                  7,486               5,889              93,356
                                                                      ---------           ---------          ----------
OPERATING LOSS                                                           (5,855)             (5,655)            (71,939)

Interest income                                                             272                  84               2,523
Interest expense                                                            (30)                (56)               (871)
                                                                      ---------           ---------          ----------

NET LOSS                                                              $  (5,613)          $  (5,627)         $  (70,287)
                                                                      ---------           ---------          ----------
                                                                      ---------           ---------          ----------

Net loss per share                                                    $   (0.26)          $   (0.39)
                                                                      ---------           ---------
                                                                      ---------           ---------

Shares used in computing net loss per share                          21,193,228          14,532,196
                                                                     ----------          ----------
                                                                     ----------          ----------



                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                THREE MONTHS ENDED               (FEBRUARY 15,
                                                                                     MARCH 31,                      1989) TO
                                                                           -----------------------------            MARCH 31,
                                                                              1996                1995                1996
                                                                           ---------           ---------         ------------
OPERATING ACTIVITIES
Net loss                                                                   $  (5,613)          $  (5,627)          $ (70,287)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  488                 440               4,305
  Amortization of deferred compensation                                          201                 177               2,859
  Issuance of stock and warrants for services                                      -                   -                 129
  Loss on sale of fixed assets                                                     -                   -                  26
  Acquired research and development                                                -                   -              12,279
  Increase in other current assets                                              (328)               (840)               (855)
  Decrease in receivable from corporate partner                                    -                 535                   -
  Increase (decrease) in accounts payable and other accrued liabilities         (632)             (1,099)              2,440
                                                                           ---------           ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                         (5,884)             (6,414)            (49,104)
                                                                           ---------           ---------           ---------

INVESTING ACTIVITIES
Increase in short-term investments                                           (10,297)             (4,783)            (16,876)
Purchase of property and equipment                                              (264)                (39)             (5,077)
Decrease (increase) in other assets and notes receivable from officers            (6)                  4                (513)
Cash received on sale of fixed assets                                              -                   -                  19
Increase in deferred sales organization costs                                      -                   -              (1,571)
Increase in deferred patent costs                                                  -                   -                (904)
Acquisition of Acea Pharmaceuticals, net of cash acquired                          -                   -                 (62)
                                                                           ---------           ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (10,567)             (4,818)            (24,984)
                                                                           ---------           ---------           ---------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                               14,676               5,007              58,188
Net cash proceeds from issuance of preferred stock                                 -                   -              16,381
Advances from corporate partners                                               1,547               2,866               4,691
Proceeds from sale/leaseback of fixed assets and notes payable                   253                   -               3,837
Payments on capital lease obligations and notes payable                         (270)               (147)             (2,359)
                                                                           ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     16,206               7,726              80,738
                                                                           ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (245)             (3,506)              6,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,895               6,939                   -
                                                                           ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   6,650           $   3,433           $   6,650
                                                                           ---------           ---------           ---------
                                                                           ---------           ---------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                   $      30           $      34           $     645
                                                                           ---------           ---------           ---------
                                                                           ---------           ---------           ---------


                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1996
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three-month periods ended March 31, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of operating results to be expected for the full year.


    REVENUE AND EXPENSE RECOGNITION

    See Notes 2, 3 and 4 for revenue recognition policies related to the Ciba Promotion and Ciba Research and Development Agreements, the Warner Collaboration Agreement and the Parke-Davis Promotion Agreement, and the Somerset Promotion Agreement, respectively. The initial costs incurred in establishing the sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs are being amortized over the contract term of the Ciba Promotion Agreement (through December 31, 1996).

    NET LOSS PER SHARE


    Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods.


2.  MARKETING AND DEVELOPMENT COLLABORATION WITH CIBA-GEIGY LIMITED

    In May 1994, the Company entered into a marketing and development collaboration with Ciba-Geigy Limited (Ciba Basel) and its U.S. affiliate Ciba-Geigy Corporation (Ciba U.S.) for the co-promotion by the Company of certain Ciba U.S. products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This

                                    COCENSYS, INC.
                            (A development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  MARKETING AND DEVELOPMENT COLLABORATION WITH CIBA-GEIGY LIMITED (CONTINUED)

    collaboration consists of the Ciba Promotion Agreement with Ciba U.S. and the Ciba Research and Development Agreement with Ciba Basel.

    Pursuant to the Ciba Promotion Agreement, CoCensys established a sales force to co-promote and market certain Ciba U.S. products in the United States initially to psychiatrists. The agreement provides for the advance of funds to the Company to cover a portion of the expenses incurred by the CoCensys sales force in promoting the Ciba U.S. products. CoCensys realizes co-promotion revenues from its share of sales of the Ciba U.S. products above certain baseline levels specified in the contract. In the event sales levels are insufficient to cover the advanced expenses in a given year, CoCensys will have an obligation for repayment. Any such repayment obligations may be deferred for up to five years, with the first two years at no interest. The Ciba Promotion Agreement, as amended, is scheduled to terminate at the end of 1996.

    Under the Ciba Research and Development Agreement, each party is obligated to pay one-half of the U.S. development costs of ACEA 1021. The parties will co-promote ACEA 1021 in the United States and share equally the profits generated, if any. Ciba Basel will have the exclusive right to develop and market the compound, at its own cost, for markets outside the United States, subject to a specified royalty payment to the Company.

    In connection with the Ciba Research and Development Agreement, Ciba Basel purchased $7.0 million of CoCensys common stock. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the course of the development of ACEA 1021 for the United States and Japanese markets. Under certain circumstances, Ciba Basel will also make available to the Company a revolving line of credit. Repayment of the line is to be made from income generated under the Ciba Promotion Agreement, if any. The balance outstanding will bear interest and will be due upon attainment of certain milestones for ACEA 1021, as defined in the Agreement.

3.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

    In October 1995, the Company entered into a collaboration with Warner-Lambert Company and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain CNS disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the Warner Collaboration Agreement), for the development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement, pursuant to which the Company co-promotes Parke-Davis' CNS drug, Cognex-Registered Trademark-, to U.S. neurologists for the treatment of Alzheimer's disease.

                                    COCENSYS, INC.
                            (A development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY
    (CONTINUED)

    Under the Parke-Davis Promotion Agreement, the Company realizes co-promotion revenues from its share of sales of Cognex above certain baseline levels specified in the contract. The agreement provides that funds will be advanced to the Company each quarter to cover training and operating expenses incurred by the CoCensys sales force to promote Cognex. In the event sales are insufficient to cover the advances, the Company is obligated to repay the advances. During the first year, one-half of the repayment obligation may be deferred for one year. After the first year, repayment obligations may not be deferred.

    Under the Warner Collaboration Agreement, both companies will share technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from, any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company.

    Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995. Warner-Lambert is obligated to purchase an additional $2.0 million of CoCensys common stock during the first quarter of 1997. Upon achievement of certain clinical development and regulatory milestones, Warner-Lambert is obligated to make certain milestone payments for each development compound, as well as pay its specified portion of development costs.

4.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

    In January 1996, the Company and Somerset Pharmaceuticals, Inc. (Somerset) entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. The initial term of the Somerset Promotion Agreement expires December 31, 1997, subject to certain provisions for early termination and renewal. Somerset currently has market exclusivity for Eldepryl pursuant to the Orphan Drug Act, but such exclusivity will expire in June 1996. Under the Somerset Promotion Agreement, CoCensys has the exclusive right (except, during the first three months of 1996, as to one other party) to detail Eldepryl to neurologists in the United States. During the term of the Somerset Promotion Agreement, CoCensys realizes co-promotion revenues based upon the number of details undertaken for Eldepryl, new prescriptions written and sales. Compensation to CoCensys is subject to adjustment in the event of generic competition. In addition, such compensation is subject to review in the event of certain governmental or third-party actions.

                                    COCENSYS, INC.
                            (A development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC. (CONTINUED)

    To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are repayable in full at the end of each quarter.

5.  EQUITY FINANCING

    In January 1996, the Company completed a public offering of common stock, obtaining net proceeds of $14.6 million through the sale of 2.4 million shares at $6.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1995 ANNUAL REPORT ON FORM 10-K.

    OVERVIEW

    Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from product sales and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of March 31, 1996, the Company's accumulated deficit was approximately $70.3 million.

    RESULTS OF OPERATIONS

    In connection with the Ciba, Parke-Davis and Somerset Promotion Agreements, the Company recognized $798,000 in co-promotion revenues for the three-month period ended March 31, 1996, compared to $234,000 during the same period in 1995. The increase in 1996 was due to the addition of new promotion agreements. Sales operations began in October 1995 and January 1996 under the Parke-Davis and Somerset Promotion Agreements, respectively.

    Due to the nature of its co-promotion agreements, the Company reports a disproportionately large share of its co-promotion revenues during the fourth quarter. The decrease in revenues for the first quarter of 1996 from $6.9 million in the fourth quarter of 1995 is attributable principally to this factor. Although there can be no assurances regarding trends, the Company believes this pattern will continue for the near future.

    In connection with the Ciba Research and Development Agreement, the Company recognized $833,000 in co-development revenues for the three-month period ended March 31, 1996. Since development activities subject to the agreement began in June 1995, no co-development revenues were recognized for the three-month period ended March 31, 1995.

    Research and development ("R&D") expenses increased to $4.4 million for the three-month period ended March 31, 1996, from $3.0 million during the same period in 1995. The increase resulted from development costs associated with Phase I clinical studies for ACEA 1021 and from increased staffing levels to support the ACEA 1021 Phase I clinical program and the CCD 1042 Phase II clinical program.

    General and administrative expenses increased to $1.3 million for the three-month period ended March 31, 1996, from $0.8 million during the same period in 1995. Such increase was primarily due to additional staffing and related expenses to support increased R&D activities, as well as higher legal, accounting and other expenses in support of expanded levels of business development.

    Sales and marketing expenses decreased to $1.9 million for the three-month period ended March 31, 1996, from $2.1 million during the same period in 1995. The decrease relates to changes in the co-promotion agreements, whereby the Company no longer undertakes certain promotional activities.


    Interest income increased to $272,000 for the three-month period ended March 31, 1996, from $84,000 for the same period in 1995. The increase was due to higher cash and short-term investment balances in 1996 than for the same period in 1995.

    Interest expense decreased to $30,000 for the three-month period ended March 31, 1996, from $56,000 for the same period in 1995. The decrease in 1996 resulted from reduced capital lease obligations used to finance equipment.

    LIQUIDITY AND CAPITAL RESOURCES

    From its inception in February 1989 through March 31, 1996, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $75.2 million through sales of these securities. In January 1996, the Company completed a registered direct public offering, obtaining net proceeds of $14.6 million through the sale of 2.4 million shares of common stock at $6.50 per share. As of March 31, 1996, the Company's balance of cash, cash equivalents and short-term investments totaled $23.5 million, compared to $13.4 million at December 31, 1995.

    As of March 31, 1996, the Company had invested $5.1 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $2.5 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

    Pursuant to the Ciba Promotion Agreement, the Company co-promotes and markets the Ciba Products in the United States. Under the agreement, funds are advanced to the Company to cover a portion of sales expenses incurred to co-promote the Ciba Products. The Company is obligated to reimburse Ciba U.S. for these advances. CoCensys realizes co-promotion revenues from its share of sales of the Ciba Products above certain baseline levels specified in the contract. Sales of the Ciba Products are the primary source of cash the Company intends to use to meet its reimbursement obligation to Ciba U.S. Although product sales were sufficient to cover the Company's reimbursement obligation in 1995 and 1994, there can be no assurance that they will continue to provide the necessary funds to enable the Company to meet this obligation in the future.

    Pursuant to the Ciba Research and Development Agreement, Ciba Basel is obligated to pay one-half of the development costs of ACEA 1021 for the United States market and all incremental development costs for the rest of the world, along with additional payments upon the achievement of certain milestones. The agreement also provides that Ciba Basel will make available to CoCensys, under certain circumstances, a revolving line of credit of up to $7 million to fund the Company's share of the development costs for ACEA 1021. Repayment of amounts advanced will be secured by future milestone payments. No amounts are currently outstanding.


    Pursuant to the Parke-Davis Promotion Agreement, the Company promotes Parke-Davis' CNS drug, Cognex-Registered Trademark-, to neurologists in the United States. Funds are advanced to the Company quarterly to cover the training and operating expenses incurred by the Company's sales force in promoting Cognex. The Company is obligated to reimburse Parke-Davis for these advances.

    Pursuant to the Warner Collaboration Agreement, Warner-Lambert is also obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Warner is obligated to purchase $2.0 million of CoCensys Common Stock in the first quarter of 1997.

    Pursuant to the Somerset Promotion Agreement, the Company promotes Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States. Funds are advanced to the Company quarterly to cover a portion of the training and operating expenses incurred by the Company's sales force in promoting Eldepryl. The Company is obligated to reimburse Somerset for these advances.

    CoCensys' operations to date have consumed substantial amounts of cash.
    The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to mitigate such negative cash flows by revenues, if any, derived from the sale of products from current and potential future marketing collaborations. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations (including milestone payments and co-promotion revenues), will be adequate to satisfy its capital needs through at least 1996. There can be no assurance that milestone-based payments or co-promotion revenues will be sufficient to meet the Company's capital requirements. The Company will need to obtain substantial additional funds to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek additional funding through additional research and development collaborations with suitable corporate partners, through additional marketing collaborations to increase revenues generated from sales of products and/or through public or private financing. There can be no assurance that additional financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

    The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the level of co-promotion revenues, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the expansion of sales and marketing capabilities, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships.

    ADDITIONAL RISKS

    The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital-intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable clinical trials results could result in cancellation of future clinical studies.

    The Company has established relationships to manufacture the limited quantities of its products required for human clinical trials. However, the Company will need to finance and construct manufacturing facilities or find other means of securing adequate production capacity before any product approved for marketing may be launched. No assurance can be given that the Company can successfully develop any of its products for marketing or that it can successfully manufacture commercial quantities of any products that are approved for marketing. Inherent in the fact that CoCensys is an early stage biopharmaceutical company are a range of additional risks, including the Company's history of losses, the risk of technological and commercial competition, uncertainties associated with obtaining and enforcing patents and protecting proprietary technology and the risk of regulatory change, among others.

                                    COCENSYS, INC.

PART II.   OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit
                 27.1  Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    COCENSYS, INC.


                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  CoCensys, Inc.



Date:  May 14, 1996               By:     /s/   DANIEL L. KORPOLINSKI
     ----------------                 -------------------------------------
                                              Daniel L. Korpolinski
                                      President and Chief Executive Officer
                                       (Acting Principal Financial Officer)