Form 10-Q
period 1996-06-30
COCENSYS INC
filed 1996-08-13
CIK 895034

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the transition period from ________ to ________

                            Commission File Number 0-20954

                                    COCENSYS, INC.
                (Exact name of registrant as specified in its charter)




    Delaware                                          33-0538836
- -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                       213 Technology Drive, Irvine, CA  92618
             (Address of principal executive offices including zip code)


                                    (714) 753-6100
                 (Registrant's telephone number, including area code)


              ---------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X         No
              ---            ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Common Stock $.001 par value                       22,002,552
- -------------------------------------------------------------------------------
              (Class)                       (Outstanding at August 1, 1996)

                                    COCENSYS, INC.

                                  TABLE OF CONTENTS

                                                                               PAGE NUMBER

PART I.  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.
              Condensed Consolidated Balance Sheets as of June 30, 1996
              and December 31, 1995                                                 3

              Condensed Consolidated Statements of Operations for the
              three and six-month periods ended June 30, 1996 and 1995
              and the period from inception (February 15, 1989) through
              June 30, 1996                                                         4

              Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended  June 30, 1996 and 1995 and the
              period from inception (February 15, 1989) through
              June 30, 1996                                                         5

              Notes to Condensed Consolidated Financial Statements                  6


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                                 10


PART II. OTHER INFORMATION


    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 15

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                    15


SIGNATURES                                                                          16


                                    COCENSYS, INC.
                            (A development stage company)

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and par value amounts)


                                                          JUNE 30,          DECEMBER 31,
                                                           1996                 1995
                                                         -------------      --------------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $      15,462      $        6,895
  Short-term investments                                       15,047               6,554
  Other current assets                                            651                 455
                                                         -------------      --------------
TOTAL CURRENT ASSETS                                           31,160              13,904

Property and equipment, net                                     2,834               2,777
Notes receivable from officers                                    355                 264
Deferred patent costs, net                                        197                 394
Deferred sales organization costs, net                            325                 650
Other assets, net                                                 125                 212
                                                         -------------      --------------
                                                        $      34,996      $       18,201
                                                         -------------      --------------
                                                         -------------      --------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $       1,113      $          880
  Other accrued liabilities                                     2,100               2,418
  Advances from corporate partners                              4,141               3,144
  Capital lease obligation - current portion                      731                 709
                                                         -------------      --------------
TOTAL CURRENT LIABILITIES                                       8,085               7,151

Capital lease obligation, less current portion                    317                 357
Other liabilities                                                  45                  49

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- 100,000 at June 30, 1996
      and none at December 31, 1995                             7,000                   -
  Common stock, $.001 par value
    Authorized shares -- 75,000,000
    Issued and outstanding shares -- 21,955,072 at June 30, 1996
      and 19,395,341 at December 31, 1995                      91,015              76,296
Deficit accumulated during the development stage              (70,916)            (64,674)
Deferred compensation                                            (461)               (956)
Unrealized loss on investments                                    (89)                (22)
                                                         -------------      --------------
TOTAL STOCKHOLDERS' EQUITY                                     26,549              10,644
                                                         -------------      --------------
                                                        $      34,996      $       18,201
                                                         -------------      --------------
                                                         -------------      --------------

                                SEE ACCOMPANYING NOTES.

                                    COCENSYS, INC.
                            (A development stage company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)

                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                                               (FEBRUARY 15,
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED          1989) TO
                                                                JUNE 30,                      JUNE 30,             JUNE 30,
                                                       -------------------------     -------------------------
                                                         1996           1995           1996           1995          1996
                                                      ----------     ----------     ----------     ----------     ----------
REVENUES
  Co-promotion revenues from corporate partners       $    3,213     $    1,315     $    4,011     $    1,549     $   21,827
  Co-development revenues from corporate partners          3,716            595          4,549            595          6,519
                                                      ----------     ----------     ----------     ----------     ----------
Total revenues                                             6,929          1,910          8,560          2,144         28,346
                                                      ----------     ----------     ----------     ----------     ----------

OPERATING EXPENSES
  Research and development                                 4,182          4,074          8,536          7,084         51,988
  General and administrative                               1,488            840          2,765          1,623         14,304
  Sales and marketing                                      2,217          2,939          4,072          5,035         20,072
  Acquired research and development                            -              -              -              -         14,879
                                                      ----------     ----------     ----------     ----------     ----------
Total operating expenses                                   7,887          7,853         15,373         13,742        101,243
                                                      ----------     ----------     ----------     ----------     ----------
OPERATING LOSS                                              (958)        (5,943)        (6,813)       (11,598)       (72,897)

Interest income                                              357            166            629            250          2,880
Interest expense                                             (28)           (58)           (58)          (114)          (899)
                                                      ----------     ----------     ----------     ----------     ----------

NET LOSS                                              $     (629)    $   (5,835)    $   (6,242)    $  (11,462)    $  (70,916)
                                                      ----------     ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------     ----------

Net loss per share                                    $    (0.03)    $    (0.36)    $    (0.29)    $    (0.74)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Shares used in computing net loss per share           21,916,558     16,256,334     21,555,004     15,402,350
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

                                SEE ACCOMPANYING NOTES.

                                    COCENSYS, INC.
                            (A development stage company)

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                          SIX MONTHS ENDED     (FEBRUARY 15,
                                                                                               JUNE 30,             1989) TO
                                                                                    -------------------------      JUNE 30,
                                                                                       1996           1995           1996
                                                                                    ----------     ----------     ----------
OPERATING ACTIVITIES
Net loss                                                                            $   (6,242)    $  (11,462)    $  (70,916)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          1,025            919          4,842
  Amortization of deferred compensation                                                    374            362          3,032
  Issuance of stock and warrants for services                                                -              -            129
  Loss on sale of fixed assets                                                               -              -             26
  Acquired research and development                                                          -              -         12,279
  Increase in other current assets                                                        (196)          (585)          (723)
  Decrease in receivable from corporate partner                                              -            535              -
  Increase (decrease) in accounts payable and other accrued liabilities                    (89)        (1,049)         2,983
                                                                                    ----------     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                                                   (5,128)       (11,280)       (48,348)
                                                                                    ----------     ----------     ----------

INVESTING ACTIVITIES
Increase in short-term investments                                                      (8,560)        (9,880)       (15,139)
Purchase of property and equipment                                                        (475)          (219)        (5,288)
Decrease (increase) in other assets and notes receivable from officers                     (89)            32           (596)
Cash received on sale of fixed assets                                                        -              -             19
Increase in deferred sales organization costs                                                -              -         (1,571)
Increase in deferred patent costs                                                            -              -           (904)
Acquisition of Acea Pharmaceuticals, net of cash acquired                                    -              -            (62)
                                                                                    ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (9,124)       (10,067)       (23,541)
                                                                                    ----------     ----------     ----------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                         14,840         16,953         58,352
Net cash proceeds from issuance of preferred stock                                       7,000              -         23,381
Advances from corporate partners                                                           997          4,448          4,141
Proceeds from sale/leaseback of fixed assets and notes payable                             535             29          4,119
Payments on capital lease obligations and notes payable                                   (553)          (367)        (2,642)
                                                                                    ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               22,819         21,063         87,351
                                                                                    ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     8,567           (284)        15,462
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,895          6,939              -
                                                                                    ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   15,462     $    6,655     $   15,462
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                            $       58     $       69     $      673
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------

                                SEE ACCOMPANYING NOTES.

                                    COCENSYS, INC.
                            (A development stage company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three and six-month periods ended June 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six-month periods ended June 30, 1996, are not necessarily indicative of operating results to be expected for the full year.

    REVENUE AND EXPENSE RECOGNITION

    See Notes 2, 3, 4 and 5 for revenue recognition policies related to the Ciba Promotion and Ciba Research and Development Agreements; the Warner Collaboration Agreement and the Parke-Davis Promotion Agreement; the Somerset Promotion Agreement; and the Searle Development and Commercialization Agreement, respectively. The initial costs incurred in establishing the sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs are being amortized over the contract term of the Ciba Promotion Agreement (through December 31, 1996). In the second quarter of 1996, the Company recognized $2.3 million of co-promotion revenues related to prior years' co-promotion activities, the determination of which was agreed between the Company and one of its corporate partners in the second quarter of 1996.

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

                                    COCENSYS, INC.
                            (A development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  MARKETING AND DEVELOPMENT COLLABORATION WITH CIBA-GEIGY LIMITED


    In May 1994, the Company entered into a marketing and development collaboration with Ciba-Geigy Limited (Ciba Basel) and its U.S. affiliate Ciba-Geigy Corporation (Ciba U.S.) for the co-promotion by the Company of certain Ciba U.S. products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consists of the Ciba Promotion Agreement with Ciba U.S. and the Ciba Research and Development Agreement with Ciba Basel.

    Pursuant to the Ciba Promotion Agreement, CoCensys established a sales force to co-promote and market certain Ciba U.S. products in the United States initially to psychiatrists. The agreement provides for the advance of funds to the Company to cover a portion of the expenses incurred by the CoCensys sales force in promoting the Ciba U.S. products. CoCensys realizes co-promotion revenues from its share of sales of the Ciba U.S. products above certain baseline levels specified in the contract. In the event sales levels are insufficient to cover the advanced expenses in a given year, CoCensys will have an obligation for repayment. Any such repayment obligations may be deferred for up to five years, with the first two years at no interest. The Ciba Promotion Agreement is scheduled to terminate at the end of 1996.

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

    Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995. Warner-Lambert is obligated to purchase an additional $2.0 million of CoCensys common stock during the first quarter of 1997. Upon achievement of certain clinical development and regulatory milestones, Warner-Lambert will be obligated to make certain milestone payments for each development compound.

4.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

    In January 1996, the Company and Somerset Pharmaceuticals, Inc. (Somerset) entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. The initial term of the Somerset Promotion Agreement expires December 31, 1997, subject to certain provisions for early termination and renewal. Under the Somerset Promotion Agreement, CoCensys has the exclusive right to detail Eldepryl to neurologists in the United States. During the term of the Somerset Promotion Agreement, CoCensys realizes co-promotion revenues based upon the number of details undertaken for Eldepryl, new prescriptions written and sales. Compensation to CoCensys

                                    COCENSYS, INC.
                            (A development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC. (CONTINUED)

    is subject to adjustment in the event of generic competition. In addition, such compensation is subject to review in the event of certain governmental or third-party actions. To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are repayable in full at the end of each quarter.

5.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

    In May 1996, the Company entered into an agreement with G.D. Searle & Co. (Searle) to co-develop and co-promote CCD 3693, the Company's lead compound for the treatment of insomnia, along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee(which was recognized as co-development revenue) and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The preferred stock is convertible to common stock on May 18, 1998, or earlier at the Company's discretion. The number of shares issuable upon conversion shall be equal to $7.0 million divided by the then current common stock price (subject to certain minimum and maximum limits).

    Under the agreement, both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of CCD 3693.

    The parties will co-promote any products derived from the collaboration in the United States, while Searle will have the right to develop, register and market the products in the rest of the world, subject to specified royalty payments.

6.  EQUITY FINANCING

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

    OVERVIEW

    Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from product sales and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of June 30, 1996, the Company's accumulated deficit was approximately $70.9 million.

    RESULTS OF OPERATIONS

    In connection with the Ciba, Parke-Davis and Somerset Promotion Agreements, co-promotion revenues increased to $3.2 million and $4.0 million for the three and six-month periods ended June 30, 1996, respectively, from $1.3 and $1.5 million during the same periods in 1995. This increase is partially attributable to the commencement of sales activities in October 1995 and January 1996 under the Parke-Davis and Somerset Promotion Agreements, respectively. In the second quarter of 1996, the Company recognized $2.3 million of co-promotion revenues related to prior years' co-promotion activities, the determination of which was agreed between the Company and one of its corporate partners in the second quarter of 1996.

    Included in co-development revenues for the three and six-month periods ended June 30, 1996, is $3.0 million which represents a one-time license fee received pursuant to the Searle Development and Commercialization Agreement.

    In connection with the Ciba Research and Development Agreement, the Company recognized $716,000 and $1.5 million in co-development revenues for the three and six-month periods ended June 30, 1996, respectively. Development activities subject to the agreement began in June 1995. The increase in co-development revenues over the $595,000 recognized for the same periods in 1995 was due to the increase in costs associated with the development of ACEA 1021.

    Research and development ("R&D") expenses increased to $4.2 million and $8.5 million for the three and six-month periods ended June 30, 1996, respectively, from $4.1 million and $7.1 million during the same periods in 1995. The increase resulted from higher development costs and staffing levels to support the Phase I clinical studies for ACEA 1021 and the CCD 1042 Phase II clinical program.

    General and administrative expenses increased to $1.5 million and $2.8 million for the three and six-month periods ended June 30, 1996, respectively, from $0.8 million and $1.6 million during the same periods in 1995. Such increase was primarily due to additional staffing and related expenses to support increased R&D activities, as well as higher legal, accounting and other expenses in support of expanded levels of business development.

    Sales and marketing expenses decreased to $2.2 million and $4.1 million for the three and six-month periods ended June 30, 1996, respectively, from $2.9 million and $5.0 million during the same periods in 1995. The decrease relates to changes in the co-promotion agreements, whereby the Company no longer undertakes certain promotional activities.

    Interest income increased to $357,000 and $629,000 for the three and six-month periods ended June 30, 1996, respectively, from $166,000 and $250,000 for the same periods in 1995. The increase was due to higher cash and short-term investment balances in 1996 than for the same period in 1995.

    Interest expense decreased to $28,000 and $58,000 for the three and six-month periods ended June 30, respectively, from $58,000 and $114,000 for the same periods in 1995. The decrease in 1996 resulted from reduced capital lease obligations used to finance equipment.

    LIQUIDITY AND CAPITAL RESOURCES

    From its inception in February 1989 through June 30, 1996, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $82.4 million through sales of these securities. In May 1996, the Company issued $7.0 million in Convertible Preferred Stock to G.D. Searle & Co. in conjunction with the Searle Development and Commercialization Agreement. In January 1996, the Company completed a registered direct public offering, obtaining net proceeds of $14.6 million through the sale of 2.4 million shares of common stock at $6.50 per share. As of June 30, 1996, the Company's balance of cash, cash equivalents and short-term investments totaled $30.5 million, compared to $13.4 million at December 31, 1995.

    As of June 30, 1996, the Company had invested $5.3 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $2.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

    Pursuant to the Ciba Promotion Agreement, the Company co-promotes and markets the Ciba Products in the United States. Under the agreement, funds are advanced to the Company to cover a portion of sales expenses incurred to co-promote the Ciba Products. The Company is obligated to reimburse Ciba U.S. for these advances. CoCensys realizes co-promotion revenues from its share of sales of the Ciba Products above certain baseline levels specified in the contract. Sales of the Ciba Products are the primary source of cash the Company intends to use to meet its reimbursement obligation to Ciba U.S. Although product sales were sufficient to cover the Company's reimbursement obligation in 1995 and 1994, there can be no assurance that they will do so in 1996, the final year of the contract.

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

    Pursuant to the Searle Development and Commercialization Agreement, Searle is obligated to pay for a portion of the development costs of CCD 3693 and its backup compounds, as well as additional payments upon the achievement of certain milestones. The parties will co-promote any products derived from the collaboration in the United States, while Searle will have the right to develop, register and market the products in the rest of the world, subject to certain royalty payments due to the Company.

    CoCensys' operations to date have consumed substantial amounts of cash.
    The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to offset such negative cash flows by revenues, if any, derived from the sale of products from current and potential future marketing collaborations.
    The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations (including milestone payments and co-promotion revenues), will be adequate to satisfy its capital needs through at least 1997. There can be no assurance that milestone-based payments or co-promotion revenues will be sufficient to meet the Company's capital requirements. The Company will need to obtain substantial additional funds to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek funding through new research and development collaborations, through additional marketing collaborations to increase revenues generated from sales of products and/or through public or private financing. There can be no assurance that financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

    The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the level of co-promotion revenues, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, the determinations as to the commercial potential of the Company's products under development, the status of competitive products, the expansion of sales and marketing capabilities, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships.

    ADDITIONAL RISKS

    The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital-intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable clinical trials could result in cancellation of future clinical studies.

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

                                    COCENSYS, INC.

PART II.      OTHER INFORMATION

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held an Annual Meeting of Stockholders on June 12,
              1996.

              The stockholders elected the Board's nominees as Class I directors by the votes indicated:

              NOMINEE                  VOTES IN FAVOR      VOTES WITHHELD
               -------                 --------------      --------------

              James C. Blair, Ph.D.      16,261,490            136,650
              Alan C. Mendelson          16,195,492            202,648
              Eckard Weber, M.D.         16,260,490            137,650

              The Company's Certificate of Incorporation was amended to increase the authorized number of shares of Common Stock from 30,000,000 to 75,000,000, with 14,659,812 in favor, 833,910 against, 19,133 abstentions and 885,285 broker non-votes.

              The Company's 1990 Stock Option Plan, as amended to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares as approved with 12,610,493 votes in favor, 2,139,161 against, 45,035 abstentions and 1,603,451 broker non-votes.

              The selection of Ernst & Young, LLP as the Company's independent auditors was ratified with 16,358,940 votes in favor, 29,950 against and 9,250 abstentions.

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits
                   10.1 Development and Commercialization Agreement between the
                        Company and G.D. Searle & Co. dated May 17, 1996. *

                   10.2 Preferred Stock Purchase Agreement between the Company and G.D.Searle & Co. dated May 17, 1996 (included as Exhibit C to the Development and Commercialization Agreement between the two parties).

                   27   Financial Data Schedule

              (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

              *    Confidential treatment requested.

                                    COCENSYS, INC.



                                      SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                    CoCensys, Inc.





Date:  August 13, 1996            By:     /s/   Peter E. Jansen
     -------------------              -----------------------------------------
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)