Form 10-Q
period 1996-09-30
COCENSYS INC
filed 1996-11-13
CIK 895034

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

                                      (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                          OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                            Commission File Number 0-20954

                                    COCENSYS, INC.
                (Exact name of registrant as specified in its charter)


    Delaware                                               33-0538836
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer of
incorporation or organization)                         Identification No.)

                       213 Technology Drive, Irvine, CA  92618
             (Address of principal executive offices including zip code)


                                    (714) 753-6100
                 (Registrant's telephone number, including area code)

        _____________________________________________________________________
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X    No
                  ----     ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $.001 par value                           22,014,656
--------------------------------------------------------------------------------
    (Class)                                 (Outstanding at November 1, 1996)

                                    COCENSYS, INC.

                                  TABLE OF CONTENTS

                                                                PAGE NUMBER
                                                                -----------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS.

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1996 and December 31, 1995           3

                   Condensed Consolidated Statements of
                   Operations for the three and nine-month
                   periods ended September 30, 1996 and
                   1995 and the period from inception
                   (February 15, 1989) through
                   September 30, 1996                                 4

                   Condensed Consolidated Statements of
                   Cash Flows for the nine-month periods
                   ended September 30, 1996 and 1995 and
                   the period from inception (February 15,
                   1989) through September 30, 1996                   5

                   Notes to Condensed Consolidated
                   Financial Statements                               6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.     9

PART II. OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                 13

SIGNATURES                                                           14

                                    COCENSYS, INC.
                            (A development stage company)

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and par value amounts)


                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                1996                     1995
                                                           -------------            ------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  7,939                 $  6,895
  Short-term investments                                      16,854                    6,554
  Other current assets                                           630                      455
                                                           ---------                ---------
TOTAL CURRENT ASSETS                                          25,423                   13,904

Property and equipment, net                                    2,774                    2,777
Notes receivable from officers                                   339                      264
Deferred patent costs, net                                       108                      394
Deferred sales organization costs, net                           163                      650
Other assets, net                                                104                      212
                                                           ---------                ---------
                                                           $  28,911                $  18,201
                                                           ---------                ---------
                                                           ---------                ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,179                   $  880
  Other accrued liabilities                                    1,620                    2,418
  Advances from corporate partners                             4,342                    3,144
  Capital lease obligation - current portion                     476                      709
                                                           ---------                ---------
TOTAL CURRENT LIABILITIES                                      7,617                    7,151

Capital lease obligation, less current portion                   263                      357
Other liabilities                                                 43                       49

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value
    Authorized shares -- 5,000,000
    Issued and outstanding shares -
      100,000 at September 30, 1996
      and none at December 31, 1995                            7,000                        -
  Common stock, $.001 par value
    Authorized shares -- 75,000,000
    Issued and outstanding shares -
      22,005,406 at September 30, 1996
      and 19,395,341 at December 31, 1995                     91,027                   76,296
Deficit accumulated during the development stage             (76,723)                 (64,674)
Deferred compensation                                           (287)                    (956)
Unrealized loss on investments                                   (29)                     (22)
                                                           ---------                ---------
TOTAL STOCKHOLDERS' EQUITY                                    20,988                   10,644
                                                           ---------                ---------
                                                           $  28,911                $  18,201
                                                           ---------                ---------
                                                           ---------                ---------



                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)

                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                                                              (FEBRUARY 15,
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED          1989) TO
                                                          SEPTEMBER 30,                 SEPTEMBER 30,          SEPTEMBER 30,
                                                       --------------------          -------------------
                                                        1996          1995            1996         1995             1996
                                                       ------        ------          ------       ------           ------
REVENUES
  Co-promotion revenues from corporate partners      $      845  $    1,969      $    4,856   $    3,518     $     22,672
  Co-development revenues from corporate partners           450         706           4,999        1,301            6,969
                                                     ----------  ----------      ----------   ----------       ----------

Total revenues                                            1,295       2,675           9,855        4,819           29,641
                                                     ----------  ----------      ----------   ----------       ----------

OPERATING EXPENSES
  Research and development                                3,742       4,663          12,278       11,747           55,730
  General and administrative                              1,390       1,178           4,155        2,801           15,694
  Sales and marketing                                     2,290       2,240           6,362        7,275           22,362
  Acquired research and development                           -           -               -            -           14,879
                                                     ----------  ----------      ----------   ----------       ----------
Total operating expenses                                  7,422       8,081          22,795       21,823          108,665
                                                     ----------  ----------      ----------   ----------       ----------
OPERATING LOSS                                           (6,127)     (5,406)        (12,940)     (17,004)         (79,024)

Interest income                                             375         269           1,004          519            3,255
Interest expense                                            (55)        (30)           (113)        (144)            (954)
                                                     ----------  ----------      ----------   ----------       ----------

NET LOSS                                             $   (5,807) $   (5,167)     $  (12,049)  $  (16,629)      $  (76,723)
                                                     ----------  ----------      ----------   ----------       ----------
                                                     ----------  ----------      ----------   ----------       ----------

Net loss per share                                   $    (0.26) $    (0.27)     $    (0.55)  $    (1.00)
                                                     ----------  ----------      ----------   ----------
                                                     ----------  ----------      ----------   ----------

Shares used in computing net loss per share          22,003,337  19,033,127      21,714,243   16,651,013
                                                     ----------  ----------      ----------   ----------
                                                     ----------  ----------      ----------   ----------


                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                                     (FEBRUARY 15,
                                                             NINE MONTHS ENDED         1989) TO
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------
                                                             1996         1995           1996
                                                            ------       ------         ------
OPERATING ACTIVITIES
Net loss                                               $  (12,049)   $  (16,629)      $ (76,723)

Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                             1,517         1,413           5,334
  Amortization of deferred compensation                       547           556           3,205
  Issuance of stock and warrants for services                   -             -             129
  Loss on sale of fixed assets                                  -             -              26
  Acquired research and development                             -             -          12,279
  Increase in other current assets                           (175)         (467)           (702)
  Decrease in receivable from corporate partner                 -           535               -
  Increase (decrease) in accounts payable and other
   accrued liabilities                                       (689)         (890)          2,383
                                                         --------      --------        --------
NET CASH USED IN OPERATING ACTIVITIES                     (10,849)      (15,482)        (54,069)
                                                         --------      --------        --------

INVESTING ACTIVITIES
Increase in short-term investments                        (10,306)       (6,206)        (16,885)
Purchase of property and equipment                           (636)         (361)         (5,449)
Decrease (increase) in other assets and
 notes receivable from officers                               (73)           62            (580)
Cash received on sale of fixed assets                           -             -              19
Increase in deferred sales organization costs                   -             -          (1,571)
Increase in deferred patent costs                               -             -            (904)
Acquisition of Acea Pharmaceuticals, net of
 cash acquired                                                  -             -             (62)
                                                         --------      --------        --------
NET CASH USED IN INVESTING ACTIVITIES                     (11,015)       (6,505)        (25,432)
                                                         --------      --------        --------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock            15,036        16,940          58,548
Net cash proceeds from issuance of preferred stock          7,000             -          23,381
Advances from corporate partners                            1,198         5,435           4,342
Proceeds from sale/leaseback of fixed assets
 and notes payable                                            621           201           4,205
Payments on capital lease obligations and notes payable      (947)         (663)         (3,036)
                                                         --------      --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  22,908        21,913          87,440
                                                         --------      --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,044           (74)          7,939
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,895         6,939               -
                                                         --------      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,939      $  6,865        $  7,939
                                                         --------      --------        --------
                                                         --------      --------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                 $    113      $     99        $    786
                                                         --------      --------        --------
                                                         --------      --------        --------


                               See accompanying notes.

                                    COCENSYS, INC.
                            (A development stage company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three and nine-month periods ended September 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring entries) which CoCensys, Inc.'s
    (the "Company's") management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Interim results of operations for the three and nine-month periods ended September 30, 1996, are not necessarily indicative of operating results to be expected for the full year.

    REVENUE AND EXPENSE RECOGNITION

    See Notes 2, 3, 4 and 5 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners. The initial costs incurred in establishing the sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs are being amortized over the contract term of the Ciba Promotion Agreement (through December 31, 1996).

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


2.  MARKETING AND DEVELOPMENT COLLABORATION WITH CIBA-GEIGY LIMITED (CONTINUED)

    commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consists of the Ciba Promotion Agreement with Ciba U.S. and the Ciba Research and Development Agreement with Ciba Basel. Pursuant to the Ciba Promotion Agreement, CoCensys established a sales force to co-promote and market certain Ciba U.S. products in the United States, initially to psychiatrists. CoCensys realizes co-promotion revenues from its share of sales of the Ciba U.S. products above certain baseline levels specified in the contract. In the event sales levels are insufficient to cover any advanced expenses in a given year, CoCensys will have an obligation for repayment. The Ciba Promotion Agreement is scheduled to terminate at the end of 1996.

    Under the Ciba Research and Development Agreement, each party is obligated to pay one-half of the U.S. development costs of ACEA 1021. The parties will co-promote ACEA 1021 in the United States, while Ciba Basel will have the exclusive right to develop and market the compound in the rest of the world, subject to specified royalty payments to the Company.

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

    Under the Parke-Davis Promotion Agreement, the Company realizes co-promotion revenues from its share of sales of Cognex above certain baseline levels specified in the contract. The agreement provides that funds will be advanced to the Company to cover expenses incurred by the CoCensys sales force to promote Cognex. In the event sales are insufficient to cover the advances, the Company is obligated to repay the advances.

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


5.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

    In May 1996, the Company entered into an agreement with G.D. Searle & Co. (Searle) to co-develop and co-promote the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee (which was recognized as co-development revenue in the second quarter of 1996) and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The preferred stock is convertible to common stock on May 18, 1998, or earlier at the Company's discretion. The number of shares issuable upon conversion shall be equal to $7.0 million divided by the then current common stock price (subject to certain minimum and maximum limits).

    Under the agreement, both companies are obligated to pay a portion of the development costs of the compound and its back-up compounds. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound.

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

OVERVIEW

    Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from product sales and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of September 30, 1996, the Company's accumulated deficit was approximately $76.7 million.

    RESULTS OF OPERATIONS

    In connection with the Company's promotion agreements, co-promotion revenues were $0.8 million and $4.9 million for the three and nine-month periods ended September 30, 1996, respectively. Co-promotion revenues for the comparable periods in 1995 were $2.0 million and $3.5 million, respectively. In the second quarter of 1996, the Company recognized $2.3 million of co-promotion revenues related to 1994 and 1995 co-promotion activities, the determination of which was agreed between the Company and Ciba U.S. in June of 1996. The quarter and year-to-date co-promotion revenues decreased over the comparable prior year periods as the Company has deferred the recognition of revenues related to 1996 co-promotion activities until the conclusion of the Ciba Promotion Agreement. Effective January 1, 1997, there will be no co-promotion activities under the agreement.

    In connection with its development agreements, the Company recognized $0.5 million and $5.0 million in co-development revenues for the three and nine-month periods ended September 30, 1996, respectively, as compared to $0.7 million and $1.3 million for the same periods in 1995, respectively. The increase for the nine-month period is partially attributable to the recognition of $3.0 million in the second quarter of 1996 related to the one-time license fee received pursuant to the Searle Development and Commercialization Agreement.

    Research and development ("R&D") expenses were $3.7 million and $12.3 million for the three and nine-month periods ended September 30, 1996, respectively, as compared to $4.7 million and $11.7 million during the same periods in 1995, respectively. Costs for the comparable three-month periods were lower in 1996 due to higher outsourced study costs incurred in 1995 related to the development of CCD 1042. The increase for the nine-month period ended September 30, 1996, resulted from continuing progress of the Company's products in clinical development and the costs needed to support these activities.

    General and administrative expenses increased to $1.4 million and $4.2 million for the three and nine-month periods ended September 30, 1996, respectively, from $1.2 million and $2.8 million during the same periods in 1995. Such increase was primarily due to additional staffing and related expenses to support increased R&D activities, as well as higher legal, accounting and other expenses in support of expanded levels of business development.

    Sales and marketing expenses were $2.3 million and $6.4 million for the three and nine-month periods ended September 30, 1996, respectively, as compared to $2.2 million and $7.3 million during the same periods in 1995. The decrease in the nine-month period relates to changes in the co-promotion agreements, whereby the Company no longer undertakes certain promotional activities.

    Interest income increased to $375,000 and $1.0 million for the three and nine-month periods ended September 30, 1996, respectively, from $269,000 and $519,000 for the same periods in 1995. The increase was due to higher cash and short-term investment balances in 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    From its inception in February 1989 through September 30, 1996, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $82.5 million through sales of these securities. In May 1996, the Company issued $7.0 million in Convertible Preferred Stock to G.D. Searle & Co. in conjunction with the Searle Development and Commercialization Agreement.
    In January 1996, the Company completed a registered direct public offering, obtaining net proceeds of $14.6 million through the sale of 2.4 million shares of common stock at $6.50 per share. As of September 30, 1996, the Company's balance of cash, cash equivalents and short-term investments totaled $24.8 million, compared to $13.4 million at December 31, 1995.

    As of September 30, 1996, the Company had invested $5.4 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $2.9 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

    Pursuant to the Ciba Promotion Agreement, the Company co-promotes and markets the Ciba Products in the United States. Under the agreement, funds are advanced to the Company to cover a portion of sales expenses incurred to co-promote the Ciba Products. The Company is obligated to reimburse Ciba U.S. for these advances. CoCensys realizes co-promotion revenues from its share of sales of the Ciba Products above certain baseline levels specified in the contract. Sales of the Ciba Products are the primary source of cash the Company intends to use to meet its reimbursement obligation to Ciba U.S. Although product sales were more than sufficient to cover the Company's reimbursement obligation in 1995 and 1994, there can be no assurance that they will be in 1996, the final year of the contract.

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

    Revenues from co-promotion activities are the primary source of cash the Company intends to use to meet related reimbursement obligations. In the event revenues are not sufficient to meet these obligations, advances must be repaid out of other cash reserves of the Company.

    Pursuant to the Searle Development and Commercialization Agreement, Searle is obligated to pay for a portion of the product development costs, its backup compounds, as well as additional payments upon the achievement of certain milestones.

    CoCensys' operations to date have consumed substantial amounts of cash.
    The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to offset such negative cash flows by revenues, if any, derived from the sale of products from current and potential future marketing collaborations. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations (including milestone payments and co-promotion revenues), will be adequate to satisfy its capital needs through at least 1997. There can be no assurance that milestone-based payments or co-promotion revenues will be sufficient to meet the Company's future capital requirements. The Company will need to obtain substantial additional funds to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek funding through new research and development collaborations, through additional marketing collaborations to increase revenues generated from sales of products and/or through public or private financing. There can be no assurance that financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

                                    COCENSYS, INC.


PART II.      OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits
                   27   Financial Data Schedule.

              (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    COCENSYS, INC.



                                      SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                         CoCensys, Inc.




Date:  November 13, 1996                 By:       /s/       Peter E. Jansen
    ---------------------                        ------------------------------
                                        Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)