Form 10-Q/A
period 1996-06-30
COCENSYS INC
filed 1997-02-12
CIK 895034

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q/A
                                    AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the transition period from ________ to ________

                            Commission File Number 0-20954

                                    COCENSYS, INC.
                (Exact name of registrant as specified in its charter)




    Delaware                                          33-0538836
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                       213 Technology Drive, Irvine, CA  92618
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

         Yes  X         No
              ---            ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Common Stock $.001 par value                       22,002,552
-------------------------------------------------------------------------------
              (Class)                       (Outstanding at August 1, 1996)

                                    COCENSYS, INC.

                                                                          Page
                                                                          ----
PART II.      OTHER INFORMATION

Exhibit 10.1  Development and Commercialization Agreement between the       4
              Company and G.D. Searle & Co. dated May 17, 1996. *


              *    Confidential treatment requested.

                                    COCENSYS, INC.



                                      SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                    CoCensys, Inc.





Date:  February 12, 1997         By:     /s/   Peter E. Jansen
     -------------------              -----------------------------------------
                                  Peter E. Jansen
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)