Form 10-K
period 1996-12-31
COCENSYS INC
filed 1997-03-31
CIK 895034

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,
                                   OR

    [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    COMMISSION FILE NUMBER 0-20954

                                 COCENSYS, INC.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                               33-0538836
          (State or other jurisdiction of      (IRS Employer Identification No.)
          incorporation or organization)

             213 TECHNOLOGY DRIVE
              IRVINE, CALIFORNIA                                92618
      (Address of principal executive offices)              (Zip Code)

                                 (714) 753-6100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [     ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on February 28, 1997, was $93,171,921.


     The number of shares of Common Stock outstanding as of February 28, 1997, was 22,191,919.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, to be filed not later than 120 days after December 31, 1996 in connection with the registrant's 1997 Annual Meeting of Stockholders, is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS THOSE UNDER THE CAPTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     CoCensys, Inc. ("CoCensys" or the "Company") is a biopharmaceutical company dedicated to the discovery, development, marketing and sales of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and enzymes and their ligands and inhibitors through three technology platforms: GABA receptor enhancers or Epalons; glutamate antagonists; and ICE-like protease inhibitors.

     The Company's lead Epalon compound, CCD 1042 (ganaxolone), an anticonvulsant and anti-migraine compound, is in separate Phase II clinical trials for pediatric epilepsy, adult epilepsy and migraine. ACEA 1021, the Company's lead glutamate antagonist, is being developed for the treatment of stroke and head injury and is nearing completion of its Phase I clinical testing. Also, the Company anticipates that CCD 3693, its lead compound for the treatment of insomnia, will enter Phase I trials in the second quarter of 1997.

     The Company's Pharmaceutical Sales and Marketing Division includes a 60-person sales force trained in detailing the psychiatry and neurology markets, the targets for CoCensys' own products. Established in 1994, the sales organization's objective is to generate net revenues to apply toward development of the Company's products. Initially, the sales force co-promoted Anafranil -Registered Trademark- and Tofranil-Registered Trademark- for Novartis
(formerly Ciba-Geigy). That agreement ended December 31, 1996. It currently is promoting to neurologists Parke-Davis' (a division of Warner-Lambert) Cognex-Registered Trademark- for the treatment of Alzheimer's disease and Somerset Pharmaceutical's Eldepryl-Registered Trademark- for the treatment of Parkinson's disease. The Company is working to secure in-licensing or additional co-promotion agreements for psychiatry and neurology products.

     CoCensys' business strategy is to build a portfolio of products for brain disorders, both through discovery and development of products utilizing the technical expertise and creativity of its scientists and through the acquisition of new product candidates. This strategy includes entering into development agreements to obtain direct funding from co-development partners, establishing marketing collaborations to generate near-term revenues and using the Company's development expertise and its sales division to attract new products for development and commercialization.

     CoCensys was incorporated under the laws of California in February 1989 and was reincorporated in Delaware in December 1992. The Company's main executive offices are located at 213 Technology Drive, Irvine, California 92618, and its telephone number is (714) 753-6100.

BACKGROUND


THE HUMAN BRAIN

     In the brain, chemical messengers called neurotransmitters carry signals between nerve cells (neurons). The signals, which are received by cell surface receptors, can be either excitatory or inhibitory. Excitatory signals increase the electrical firing of neurons receiving the signals, while inhibitory signals decrease firing. The proper functioning of the brain hinges on a delicate balance between excitatory and inhibitory signals.

     Each neurotransmitter has a specific receptor, and the Company is working to design products that are highly specific to receptor and enzyme types. Many of the current central nervous system ("CNS") drugs targeting the receptor for a particular neurotransmitter also affect other receptors distributed throughout the CNS. This lack of receptor specificity produces unwanted side effects such as alcohol potentiation (increased alcohol toxicity), anxiety, sedation, impaired memory and learning, delirium and hallucinations.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     As described below, the Company's product discovery and development programs are focused on three technology platforms: GABA receptor enhancers or Epalons; glutamate antagonists; and ICE-like protease inhibitors. CoCensys currently has two compounds in clinical trials. Its lead epalon, CCD 1042 or ganaxolone, is in separate Phase II trials for pediatric epilepsy, adult epilepsy and migraine, and its lead glutamate antagonist, ACEA 1021, is nearing completion of Phase I trials. There can be no assurance that the Company's clinical trials will be completed, that they will demonstrate the safety and efficacy of any products or that they will result in marketable products.

GABA RECEPTOR ENHANCERS OR EPALONS

     The Company's proprietary Epalon compounds are based on the discovery by CoCensys scientists of a novel neuroreceptor site located on the type A of the gamma-amino butyric acid ("GABA-A") receptor complex, and the molecules, or ligands, that specifically interact with that receptor site. GABA (gamma-amino butyric acid) is the predominant inhibitory neurotransmitter in the brain. Numerous brain activities are affected by the degree to which GABA opens the chloride channels that allow the calming of neurons. A decrease in GABA activity allows neurons to remain excited for longer periods, which can lead to anxiety and at the extreme, convulsions. A significant increase in levels of GABA activity can result in sedation and sleep. GABA binds to GABA-A receptor complexes to calm excited neurons. When a transmitting neuron sends a signal, it also stimulates a nearby modulatory neuron, which releases GABA across the space between the neurons to the stimulated neuron. When GABA binds with its receptor, it opens a chloride channel in the membrane of the stimulated neuron, admitting chloride ions that calm the excited neuron. Thus, the GABA-A receptor complex acts as a gating mechanism that permits the flow of chloride ions into the neuron, thereby inhibiting neuronal activity. Research conducted by the Company and others indicates that augmentation of the functions of the GABA-A receptor-gated chloride channel may be beneficial in the treatment of disease states such as epilepsy, migraine, anxiety and insomnia.

     The Company's founders were among the first to demonstrate that an endogenous (naturally occurring) class of related ligands (molecules that interact specifically with receptors), called Epalons, modulates the activity of GABA in opening the chloride channel at the GABA receptor complex. Studies indicate that Epalons themselves have no direct activity on the chloride channel. However, Epalons modulate the GABA receptor by enhancing the ability of GABA-A to

COCENSYS PRODUCTS IN DEVELOPMENT

------------------------------------------------------------------------------------------------------------------------------
     PRODUCTS                     INDICATIONS                       STATUS                              COMMERCIALIZATION
                                                                                                              RIGHTS
------------------------------------------------------------------------------------------------------------------------------
GABA-A RECEPTOR
 ENHANCERS:

           CCD 1042            Epilepsy, including complex   Phase II clinical testing for                   CoCensys
       (Anticonvulsant)        partial seizures and          infantile spasms and complex
                               infantile spasms              partial seizures in adults

           CCD 1042            Migraine                      Phase II clinical testing began                 CoCensys
        (Anti-migraine)                                      in March 1997

           CCD 3693            Insomnia                      Pre-clinical                          CoCensys/G.D. Searle & Co.
      (Sedative/Hypnotic)

          Co 6-0549            Anxiety disorders             Pre-clinical                                    CoCensys
         (Anxiolytic)
------------------------------------------------------------------------------------------------------------------------------
GLUTAMATE
 ANTAGONISTS:

           ACEA 1021           Stroke                       Phase I clinical testing                   CoCensys/Novartis
                               Head injury                   Pre-clinical

            SSNRAs             Cerebral ischemia,            Research                                CoCensys/Warner-Lambert
                               Parkinson's disease,
                               epilepsy
                               and chronic pain

       AMPA Antagonists        Neurodegenerative             Research                                        CoCensys
                               disorders
------------------------------------------------------------------------------------------------------------------------------
 ICE-LIKE PROTEASE INHIBITORS:

       ICE-like Protease       Neurodegenerative             Research                                        CoCensys
          Inhibitors           disorders
         (Apoptosis)
------------------------------------------------------------------------------------------------------------------------------

open the chloride channel. Thus, Epalons work only when GABA is present. In animal models, this modulatory activity has been shown to be a natural function of Epalons.

     The Company's scientists have synthesized several hundred analogs of naturally occurring Epalons and the Company has selected its development candidates from this group of synthetic Epalons. The Company's Epalon development programs target epilepsy, migraine, insomnia and anxiety. In the United States, the drugs currently prescribed to treat these conditions exceeded $2.7 billion in sales in 1996.

CCD 1042 OR GANAXOLONE is being developed for oral administration to treat certain types of epilepsy, including complex partial seizures and infantile spasm, and migraine. Infantile spasm is a severe form of infantile epilepsy for which CCD 1042 was granted Orphan Drug designation by the United States Food and Drug Administration (the "FDA"), in June 1994. In November 1993, the Company filed an investigational new drug application ("IND") with the FDA for the treatment of epilepsy and has completed Phase I trials of CCD 1042. The Company commenced Phase II trials at the end of 1994 with pediatric epilepsy patients and at the end of 1996 for adult epilepsy patients. Further, the Company filed an IND for migraine in January 1997 and initiated a Phase II trial in migraine patients in March 1997.

     CCD 1042 IN EPILEPSY. Epilepsy is a chronic brain disorder that affects approximately 1 percent of the world population. In 1996, sales in the United States of anticonvulsant drugs amounted to approximately $1.1 billion. Many drugs used to treat epilepsy are administered in high doses and have the potential for significant toxicity. In addition, these drugs also have nonspecific interactions with receptors throughout the brain, resulting in significant side effects, including sedation and adverse impacts on learning and memory. Animal studies conducted by the Company, which included side-by-side comparisons with existing anti-epileptic drugs, suggest that CCD 1042 has a broad profile of anti-seizure activity and a favorable side-effect profile. Based upon these studies, the Company believes that CCD 1042 may have therapeutic potential in a variety of seizure types.

     The Company has completed Phase I clinical trials of CCD 1042 in 163 healthy volunteers. These trials provided a preliminary indication of the drug's safety, tolerability and pharmacokinetics. No significant adverse effects were observed. A Phase II clinical trial has been completed in France in pediatric patients with epilepsy refractory to current treatments. The Company announced in November 1996 that the study showed a clinically meaningful response in this difficult to treat patient population. Similar Phase II pediatric trials are ongoing in France and the United States and, if the results are favorable, the Company anticipates beginning a Phase III U.S. trial in patients with infantile spasm by early 1998.

     CoCensys also initiated a Phase II U.S. trial in adult epilepsy patients at the end of 1996. The Company expects to announce results of the Phase II trial and, if the results are favorable, initiate a Phase III trial by early 1998.

     CCD 1042 IN MIGRAINE. Migraine, a severe and frequently debilitating headache, is the most common neurological disorder. It is estimated that more than 10 million people in the United States suffer some degree of recurrent migraine headaches. In 1995, the worldwide market for migraine prescription drugs was approximately $1.2 billion, and it is estimated that the market will grow to over $4.0 billion by the year 2000.

     The underlying cause of migraine is poorly understood, but the pain has long been believed to arise from the dilation of blood vessels in a layer of the brain lining. Recent findings, however, suggest that the local inflammation caused by substances released by nerve endings attached to those blood vessels may exacerbate the pain. Most of the currently approved drugs as well as those in development for migraine are targeted at regulating dilation of the blood vessels in the brain lining. The Company believes CCD 1042 may play a major role in decreasing the inflammation that follows the dilation of the blood vessels and help relieve the pain.

     In preclinical studies conducted by researchers at Massachusetts General Hospital, a teaching hospital for the Harvard Medical School, naturally occurring Epalons were shown to suppress the inflammation that can occur in the brain lining. This inflammation is believed to be associated with the symptoms of migraine. Moreover, these studies showed that CCD 1042 is potently effective in the same animal model of migraine. Using preclinical and clinical data generated on the compound through the epilepsy program, CoCensys filed an IND for migraine in January 1997 and initiated a 250-patient, placebo-controlled Phase II trial for this indication in March 1997.

CCD 3693 is being developed in conjunction with G.D. Searle & Co. ("Searle") for the treatment of insomnia. CCD 3693 appears to have a therapeutic profile superior to naturally occurring Epalons in animal models for insomnia. The companies anticipate initiating Phase I clinical studies in Europe in mid-1997 and, if the results are favorable, starting U.S. Phase II trials by early 1998.

     In 1996, sales in the United States of drugs to treat insomnia amounted to over $400 million. Currently the prescription market for the treatment of insomnia is largely served by Ambien-Registered Trademark-, which works on a specific sub-type of the benzodiazepine receptor. Ambien is a "Schedule 4" drug, meaning it may have limited potential to cause physical or psychological dependence. Current hypnotic drugs may affect short-term memory, cause rebound insomnia and have "day after" effects. Searle and CoCensys are working in conjunction to develop CCD 3693 for insomnia and believe the compound, because of its different mechanism of action, may have a more favorable side-effect profile.

CO 6-0549 has been identified as the Company's lead Epalon compound for pre-clinical development as a treatment for anxiety. Because of its highly specific and natural mode of action, the Company believes that its class of anxiolytic Epalons may prove to have a more favorable ratio between efficacy and side effects in treating anxiety disorders than existing drug therapies.

     Sales of drugs in the United States to treat anxiety disorders amounted to over $600 million in 1996. This market is currently being served by a class of drugs called benzodiazepines, such as Valium-Registered Trademark- and Xanax-Registered Trademark-, and to a lesser extent, by drugs such as BuSpar-Registered Trademark-, which works on the serotonin receptor. Benzodiazepines cause several serious side effects, including sedation, potentiation of alcohol toxicity, cognitive impairment and abuse potential. BuSpar, while exhibiting fewer side effects than benzodiazepines, requires up to several days of administration before producing a therapeutic effect.

     In side-by-side animal model studies conducted by the Company, Co 6-0549 has been shown to use different receptors and to have pharmacologic profiles that differ from the currently marketed anxiolytic drugs. The Company anticipates partnering the development and commercialization of this program in 1997.

GLUTAMATE ANTAGONISTS

     The Company's proprietary glutamate antagonist program includes three classes of compounds. To date, two programs are targeted at the N-methyl-D-aspartate ("NMDA") receptor complex and a third focuses on the amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid ("AMPA") receptor.

     Glutamate is the most abundant excitatory amino acid in the central nervous system and is the principal excitatory neurotransmitter in the brain. Glutamate triggers three major receptor complexes in the brain: NMDA, AMPA and Kainate. Glutamate's effect on these receptors enables brain cells to direct cognition, memory, movement and sensation. However, glutamate can over-stimulate neurons, which can lead to neuronal death if not stopped. When over-stimulated neurons die, they release more glutamate, triggering a cascade of similar reactions in other neurons that may continue for hours or even days, thereby producing significant brain damage in stroke patients or a worsening condition in individuals with neurodegenerative disorders such as schizophrenia, epilepsy and Alzheimer's disease.

     The NMDA receptor has binding sites for a number of different agents, including glutamate and glycine. When these neurotransmitters bind to the NMDA receptor complex, a calcium ion channel is opened that permits calcium ions to enter and over-stimulate the neuron. A number of compounds that block the effect of glutamate on the NMDA receptor have been tested by others in animal models of stroke and head trauma and have been found to be effective in preventing the ischemic cascade, thereby limiting brain damage. However, some of these drugs block the influx of calcium ions to the neuron by binding to the phencyclidine ("PCP") binding site located on the interior of the ion channel associated with the NMDA receptor. While this leads to effective nerve cell protection, it also produces the psychotic side effects, such as hallucination and agitation, associated with the drug PCP.

     Like the NMDA receptor/ion channel complex, the AMPA receptor is also associated with an ion channel. However, in contrast to NMDA receptors, the AMPA receptor/ion channel complex is relatively less permeable to calcium. Long-lasting over-activation of AMPA receptors by glutamate, such as is believed to occur in chronic neurodegenerative diseases and in global brain ischemia (e.g., after cardiac arrest), is believed to result in a slow over-stimulation of the neurons by calcium, resulting in slowly progressing nerve cell degeneration.

GLYSTASINS are compounds that target the glycine site on the NMDA receptor complex. Research indicates that glycine acts as a modulator or co-transmitter with glutamate on the NMDA receptor, so blocking its action would lessen the effects of glutamate on neurons. CoCensys has synthesized a series of proprietary compounds, called glystasins, that are strong antagonists of the glycine receptor on the NMDA receptor complex.

ACEA 1021 IN STROKE AND HEAD INJURY. Cerebral ischemia is oxygen deprivation to the brain that may occur when blood flow is interrupted by stroke or head injury. No drugs that effectively address this market are commercially available. There are approximately 500,000 strokes per year in the United States. It is estimated that costs associated with strokes exceed $25 billion annually in healthcare expenses and lost productivity in the United States.

     The Company is developing its lead glystasin, ACEA 1021, jointly with Novartis. The Company filed an IND in December 1994 for cerebral ischemia resulting from stroke. CoCensys completed short-term infusion Phase I studies in healthy volunteers and stroke patients in 1995 and 1996, respectively. Results of these studies showed no evidence of serious side effects, including PCP-like psychosis, agitation or adverse cardiovascular effects. The Company currently is completing its safety testing.

SUBTYPE-SELECTIVE NMDA RECEPTOR ANTAGONISTS ("SSNRAs") are antagonist drugs that selectively block only one of the NMDA receptor subtypes. Recent gene cloning studies have identified at least four different NMDA receptor subtypes, each of which has a distinct anatomical distribution in the brain. CoCensys has discovered several novel classes of drugs that selectively target one subtype, without producing an effect on other subtypes on which no such effect is desired. In animal models, SSNRAs appear to be free of side effects seen with other NMDA antagonists that block all four subtypes.

     SSNRAs effectively cross the blood-brain barrier and have exhibited efficacy in animal models of cerebral ischemia, Parkinson's Disease, epilepsy and chronic pain. Unlike glystasins, some SSNRAs have been shown to have IN VIVO efficacy after oral administration in an animal model of Parkinson's disease, suggesting oral bioavailability in this class of compounds. The Company believes SSNRAs are potential drug candidates for a variety of neurological and psychiatric diseases, including cerebral ischemia, Parkinson's disease, epilepsy and chronic pain and is working with its collaborative partner, Warner-Lambert, to identify and develop SSNRA product candidates for a broad range of CNS diseases.

AMPA RECEPTOR ANTAGONISTS prevent glutamate from activating the AMPA receptor and are believed to prevent or slow calcium entry into neurons. Calcium entry into neurons through AMPA receptors is believed to play a role in nerve cell destruction in chronic neurodegenerative diseases. AMPA receptor antagonists have shown neuroprotective efficacy in animal models of global cerebral ischemia (such as may occur following cardiac arrest or near drowning), epilepsy and pain. They also are believed to have potential as therapeutic agents in chronic neurodegenerative diseases.

     CoCensys scientists have discovered several different chemical classes of novel AMPA receptor antagonists and are working to develop compounds through this program that may prove useful in the treatment of diseases such as Parkinson's disease, Alzheimer's disease, schizophrenia, Huntington's disease, amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) and other neurodegenerative disorders. The Company anticipates partnering this program.

ICE-LIKE PROTEASE INHIBITORS

     Cell death is a natural physiological process that occurs during embryonic development as well as during remodeling of certain adult tissues. This natural loss of cells, called apoptosis or programmed cell death, occurs by a discrete series of molecular events. Apoptosis can also be triggered inappropriately in many diseases (including stroke, heart disease and certain neurodegenerative disorders) and this pathological form of apoptosis is thought to play an important role in the loss of cells that occurs in these diseases.

     There are a number of proteins that cause pathological apoptosis, but the most important are the Interleukin-1-B Converting Enzyme ("ICE") proteases. These enzymes are activated by inducers of apoptosis; they subsequently degrade important cellular components, such as those that control cell shape or genetic integrity, and their activity ultimately leads to the cell's demise. Inhibitors of the ICE proteases are potent cytoprotective agents IN VITRO, a finding which has established the central role these enzymes play in cell death. The ICE proteases act at a proximal step in the "apoptotic cascade," so drugs that block their activity can abort pathological apoptosis during the early phase of the process. Because of these properties, the ICE proteases are considered to be an important new class of targets for anti-apoptotic drugs.

     CoCensys has an early stage discovery project focused on discovering novel small molecule, non-peptide inhibitors of the ICE proteases. Such compounds may have major advantages over the existing peptide-based ICE inhibitors, including increased bioavailability, lower systemic toxicity and greater IN VIVO stability.

SALES AND MARKETING

     The Company's Pharmaceutical Sales and Marketing Division, established in 1994 to co-promote other companies' commercialized drugs, is one component of the Company's strategy to generate non-equity funding. By focusing on the neurologic and psychiatric markets, the sales organization is providing a specialized, valuable service to pharmaceutical companies and is establishing a presence in CoCensys' target markets. The division currently promotes Parke-Davis' Cognex for the treatment of Alzheimer's disease and Somerset Pharmaceuticals, Inc.'s ("Somerset") Eldepryl for the treatment of Parkinson's disease. The Company is working to secure in-licensing or additional co-promotion agreements for psychiatry and neurology products.

COLLABORATIVE ARRANGEMENTS

NOVARTIS

     In May 1994, the Company entered into a collaboration with Novartis A.G., then Ciba-Giegy Limited, for the development and commercialization of ACEA 1021, the Company's lead compound for the treatment of stroke and head injury, along with its back-up compounds (the "Novartis R&D Agreement").

     The Novartis R&D Agreement obligates the parties to share development costs of ACEA 1021 for the U.S. market. The parties will co-promote ACEA 1021 in the United States and share equally the profits generated, if any. Novartis will have the exclusive right to develop and market the compound, at its own cost, for markets outside the United States, subject to specified royalty payments to the Company. The Company also will receive milestone payments upon the occurrence of certain events in the course of the development of ACEA 1021 for the U.S. and Japanese markets. Either party may terminate its participation voluntarily, upon notice to the other party. In the event of a termination by Novartis, the Company would regain all development and marketing rights, subject to reimbursement to Novartis of its development costs out of proceeds from any sales of ACEA 1021. If CoCensys were to elect to terminate, Novartis would be granted exclusive rights for the U.S. market, in addition to its rights outside the United States, subject to a specified royalty payment to CoCensys on worldwide sales. There can be no assurance that the Company will have the substantial resources required to fulfill its obligations under the Novartis R&D Agreement. If the Company is unable to fulfill these obligations, it may forfeit rights thereunder. As part of the collaboration, Novartis purchased $7.0 million of CoCensys Common Stock.

     The Company also entered into a promotion agreement in May 1994 with an U.S. affiliate of Novartis for the promotion of certain psychiatry drugs. That agreement terminated December 31, 1996.

WARNER-LAMBERT

     In October 1995, the Company entered into a relationship with Warner-Lambert, and its Parke-Davis division, to develop and market therapeutic drugs for the treatment of CNS disorders. This two-part arrangement consists of the Warner Collaboration Agreement, for the worldwide development and commercialization of SSNRAs and the Parke-Davis Promotion Agreement, pursuant to which the Company promotes Parke-Davis' drug Cognex.

     Under the Warner Collaboration Agreement, the parties are conducting a research program directed toward the identification of SSNRAs as development candidates. The parties are obligated to make specified contributions to global development costs with respect to any development candidates and will co-promote any approved products in the United States. Promotion costs of, and profits from, any products arising under the Warner Collaboration Agreement will be shared equally in the United States and Japan. In all other countries, Warner will have the exclusive right, at its expense, to commercialize any products arising under the Warner Collaboration Agreement and will pay CoCensys a royalty on net sales of such products. Upon the achievement of certain clinical development and regulatory milestones, Warner will make nonrefundable milestone payments to CoCensys. Either party may terminate its participation voluntarily. In the event of a termination by either party during the research period, the terminating party would forfeit all rights and obligations to co-develop and co-promote any compounds arising thereunder, subject to a specified royalty payment to the terminating party, and would be precluded from conducting additional research in the SSNRA field for a fixed period of time. After the research period, each party may terminate on a product-by-product basis. In the event of such termination, the terminating party would forfeit all rights and obligations to co-develop and co-promote such product, subject to a specified royalty payment to the terminating party. There can be no assurance that CoCensys will have the substantial resources needed to fulfill its research, development and commercialization obligations under the Warner Collaboration Agreement. If CoCensys is unable to fulfill such obligations, it may be required to terminate early under the Collaboration Agreement and forfeit its rights thereunder.

     Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997.

     The original Parke-Davis Promotion Agreement entered into in October 1995 was replaced by a new agreement in January 1997. Under the revised Parke-Davis Promotion Agreement, the Company realizes co-promotion revenues based upon the number of prescriptions for Cognex written by certain targeted neurologists and other doctors during each quarter, with a guaranteed specified minimum payment. The agreement provides that funds equal to the specified minimum payment will be advanced to the Company each quarter to cover training and operating expenses to be incurred by the CoCensys sales force to promote Cognex. The agreement is scheduled to terminate December 31, 1997. Either party has the right to terminate the Promotion Agreement earlier, without cause.

SOMERSET PHARMACEUTICALS

     In January 1996, the Company and Somerset entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug, Eldepryl, to neurologists in the United States for the treatment of Parkinson's disease. The initial term of the Somerset Promotion Agreement expires
December 31, 1997, subject to certain provisions for early termination and renewal. Under the Somerset Promotion Agreement, CoCensys has the exclusive right to detail Eldepryl to neurologists in the United States. During the term of the Somerset Promotion Agreement, CoCensys is compensated based upon the number of details undertaken for Eldepryl, new prescriptions written and sales. Compensation to CoCensys is subject to adjustment in the event of generic competition. In addition, such compensation is subject to review in the event of governmental or other third-party actions that may materially affect it. To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are repayable in full at the end of each quarter. Compensation due CoCensys under the Somerset Promotion Agreement, together with compensation derived from sales from non-competing products, if any, will be the primary source of cash the Company intends to use to reimburse Somerset. There can be no assurance that such compensation will be sufficient to provide the necessary funds to enable the Company to reimburse Somerset. In the event these sources of compensation are insufficient, all advances must be repaid at the end of each quarter out of other cash reserves of the Company. Failure by the Company to repay any advances could result in termination of the Somerset Promotion Agreement by Somerset.

G.D. SEARLE & CO.

     In May 1996, the Company entered into an agreement with Searle to jointly develop and commercialize the Company's lead compound for the treatment of insomnia along with its back-up compounds (the "Searle Development and Commercialization Agreement"). Under the agreement, both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. The parties will co-promote in the United States CCD 3693 or its back-up compound and share any profits, proportionally. Searle has the exclusive right to develop, register and market the compound in the rest of the world, subject to specified royalty payments.

     Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The preferred stock is convertible to common stock on May 17, 1998, or earlier at the Company's discretion. The number of shares issuable upon conversion shall be equal to $7.0 million divided by the then current common stock price (subject to certain minimum and maximum limits).

MANUFACTURING

     The Company is currently relying on third-party manufacturers to produce its compounds for preclinical studies and clinical trials. The Company expects to continue in the foreseeable future to rely on such third-party manufacturers for adequate supply of products needed for subsequent clinical trials and, ultimately, for commercial distribution. However, there can be no assurance that the Company will be successful in arranging for adequate supplies of its products on acceptable terms, or at all.

     The Company believes that all of its compounds will be produced using traditional pharmaceutical synthesis. The Company also believes that there is currently adequate worldwide capacity for the production of its compounds and that the Company will be able to establish commercially reasonable arrangements for the long-term supply of its products for clinical trial purposes and for commercialization, if such compounds receive required regulatory approvals. Generally, the equipment required for the manufacture of the Company's compounds is commercially available and is widely used in pharmaceutical industry operations.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company files and prosecutes patent applications both on its own behalf and in connection with technology licensed from others. CoCensys has 12 issued patents. Another 25 are pending, of which six have been allowed in the United States. Certain of the pending, issued and allowed patents are owned by the University of Southern California and the Rockefeller University; the University of California; or the University of Oregon; and have been exclusively licensed to CoCensys. In December 1996, CoCensys received an exclusive license to a patent application filed by Massachusetts General Hospital for the use of neuroactive steroids, including epalons, to treat migraine. CoCensys has made related patent filings in selected foreign countries, and intends to file additional domestic and foreign applications as appropriate. The Company's issued and allowed patents relate to certain aspects of the Company's Epalon and glutamate antagonist compounds. The Company's patent applications include claims for processes, methods and therapeutic uses, as well as composition of matter claims for compounds which the Company believes are not naturally occurring or previously known. There can be no assurance that the Company will develop additional products or processes that are patentable, that patents will issue from any more of these applications, or that claims allowed will be sufficient to protect the Company's technology.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be denied or significantly reduced before the patent is issued. Consequently, the Company does not know whether any more of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to discover subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or litigation to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. The Company is aware of a patent application containing claims which, if covered by a valid, issued patent, could block the use of the Company's glutamate receptor antagonists as adjunct therapy in an indication for which the Company is currently conducting research. The Company is also aware of a patent that has issued that contains claims which may, if valid, block the Company from selling certain compounds for one particular indication not currently being pursued by the Company. In the event the Company proceeds with an interference or interferences, there can be no assurance that the Company will be successful. There can be no assurance that the Company's patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third-party claim could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field which may conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

     The Company also relies upon trade secret protection for its confidential and proprietary information. Third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, in which case the Company may not be able to protect its trade secret rights.

     The Company requires its employees, consultants, members of the Clinical Advisory Boards, outside scientific collaborators and sponsored researchers and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual as a result of work performed for the Company or relating to the Company's business shall be the exclusive property of the Company. These agreements may not provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

     The Company's research, preclinical development and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by governmental authorities in the United States and other countries. The Company currently is conducting clinical trials in the United States and Europe. Clinical trials and the marketing and manufacturing of the Company's potential products will be subject to the rigorous testing and approval processes of the FDA and the independent processes of foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of products. Furthermore, there can be no assurance that any approvals will be granted on a timely basis. Data obtained from preclinical and clinical trials are subject to varying
interpretations which can delay, limit or prevent FDA approval.   Similar delays
may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties.

     If regulatory approval of a drug is obtained, such approval may involve limitations and restrictions on the drug's use. In addition, any marketed drug and its manufacturer are subject to continual review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals or withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Furthermore, additional government regulation may be established that could prevent or delay regulatory approval of the Company's potential products. To market its products abroad, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products.

     Under the Orphan Drug Act, the FDA may designate a product as an orphan drug, or one that addresses a "rare disease or condition" affecting populations of fewer than 200,000 individuals in the United States. An orphan drug may also treat victims of a disease numbering more than 200,000 if the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated an orphan drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for a period of seven years. CCD 1042 has been granted orphan drug designation for the treatment of infantile spasms, and, where appropriate, the Company may apply for orphan drug designation for other indications and/or other drug products. There is no assurance that CoCensys would be the first sponsor to obtain marketing approval or that the FDA would grant orphan drug designation or marketing exclusivity for any such indications or products.

     The Company is not currently marketing or promoting any of its own drugs in the United States or elsewhere. The Company has, however, entered into collaborations with Novartis, Parke-Davis and Somerset for the promotion of certain drugs manufactured by these companies. The Company concluded its agreement to promote drugs for Novartis on December 31, 1996.

Although the Company is not responsible for fulfilling regulatory requirements with respect to approval or manufacturing of these drugs, the Company is responsible for complying with FDA's regulations governing labeling and promotional activities. Generally, labeling, advertising and other promotional materials are prepared by the manufacturer, and the manufacturer is responsible for regulatory compliance. Nevertheless, as a distributor of the drugs, CoCensys could be liable for regulatory violations if it distributes a drug in interstate commerce in the United States that is misbranded or adulterated. In marketing its partners' products, CoCensys and its employees are responsible for any oral or written representation that CoCensys personnel may make or endorse which cause any such products to be misbranded, even though CoCensys may be implementing a marketing strategy developed for approval by its partners or distributing its partners' promotional materials. The Company also would be subject to penalties for adulteration or misbranding that results from acts or omissions by CoCensys or its employees or agents. Moreover, even if CoCensys is not subject to other penalties, adulterated or misbranded drugs in CoCensys' possession may be seized and condemned, regardless of whether the Company is responsible for the adulteration or misbranding. Such products may also be the subject of a voluntary recall, and CoCensys could be enjoined from further distribution of the products. All of these events could have a significant effect on CoCensys' revenues from the sale of co-promotion products.

     To market its products abroad, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. Until recently, marketing authorizations in Europe were applied for only at a national level. In order to market a drug throughout the European Union ("EU"), it was necessary to submit separate applications to each of the 15 EU medicines agencies. It is now possible (and, in some cases, compulsory) for a manufacturer of biotechnology products and certain high technology products simply to submit a single application to a central EU agency-the European Medicines Evaluation Agency ("EMEA"). Approval by the EMEA will give the manufacturer access to the markets of all EU member states. Manufacturers of medicinal products other than those handled by the EMEA currently have the option of either continuing to file individual applications in each of the EU member states or utilizing a "mutual recognition" procedure. Under this procedure, which will become mandatory in January 1998, application is made first to the medicines agency of any one member state, after which the approval gained in that state is used as the basis for a request to the other member states to recognize the first approval and grant a parallel authorization on the strength of that initial approval. Approvals in the other member states are to follow as a matter of course, unless there is an objection on the grounds of a safety or efficacy problem. In the event that such an objection is made, the issue is submitted to the EU's Committee on Proprietary Medicinal Products ("CPMP") for resolution. Notwithstanding these simplified procedures, the foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. There is no assurance that the EMEA or the national regulatory agency in any member state will accept the data developed by the Company for any of its drug products and grant a marketing authorization.

     In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable CoCensys to maintain price levels sufficient to realize an appropriate return on its investment in product development. In certain foreign markets, the Company's products may be subject to governmentally mandated prices. If adequate reimbursement is not provided by governments and third-party payers for the Company's potential products or if adverse pricing is mandated by foreign governments, the Company's business, financial condition and results of operations would be materially adversely affected. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

COMPETITION

     Competition for therapeutic products that address brain disorders is intense and expected to increase. The Company's most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, the Company faces competition from academic institutions, governmental agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities.

     Any product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction. Accordingly, the Company expects that important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

     The Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies or that additional co-promotion arrangements will be established.

     In addition to the above factors, competition is based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

HUMAN RESOURCES

     As of December 31, 1996, the Company had 176 full-time employees, with 72 directly involved in sales and marketing, 78 directly involved in research and development programs and 26 providing general and administrative support. The research and development staff includes 35 employees with doctoral degrees and nine medical doctors. The Company believes its employee relations are good.

BUSINESS RISKS

THE COMPANY'S BUSINESS IS SUBJECT TO THE FOLLOWING RISKS IN ADDITION TO THOSE DISCUSSED ABOVE AND ELSEWHERE IN THIS REPORT.

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY. CoCensys is at an early stage of development. All of its products are in research and development, and no revenues have been generated from sales of its products. The physiology of brain disorders is highly complex, and the causes of these disorders are not fully known. All of the compounds currently under development by the Company will require significant additional research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. There can be no assurance that the Company's research or product development efforts will be successfully completed, that the compounds currently under development will be safe and efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payers.

UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TRIALS. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate, through preclinical studies and clinical trials, that the product is safe and efficacious for use in each target indication. None of the Company's products has completed testing for efficacy in humans and there can be no assurance that results of animal testing will be replicated in human clinical trials. There can be no assurance that the Company's clinical trials will be completed, that they will demonstrate the safety and efficacy of any products or that they will result in marketable products. There can be no assurance that the Company will not encounter problems with clinical trials that will cause the Company to delay or suspend clinical trials. The Company's lead compounds, and all of the Company's products in research or development, may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. In addition, there can be no assurance that any of the Company's products will ultimately obtain FDA or foreign marketing approval for any indication or that an approved compound will be capable of being produced in commercial quantities at a reasonable cost and successfully marketed. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several years.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's products will continue to require a commitment of substantial funds to conduct the research, preclinical and clinical testing necessary to bring such products to market and to establish manufacturing and expand marketing capabilities. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the level of co-promotion revenues, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the expansion of sales and marketing capabilities, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships. In addition, in the event the Company fails to achieve targeted sales of products it co-promotes or may co-promote in the future or incurs greater sales and marketing expenses than expected, it will experience further cash shortfalls. The Company will need to raise substantial additional capital to fund its operations, continue development of its products and bring products to market. The Company intends to seek required additional funding through collaborative arrangements and through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all.

COLLABORATIVE ARRANGEMENTS. The Company is party to collaborations with four corporate partners, each collaboration consisting of either a research, development and commercialization agreement (a "Collaboration Agreement"), a promotion agreement, or both. The Company has entered into Collaboration Agreements with Novartis for the development of ACEA 1021 for stroke and head injury; Warner-Lambert for research and development of subtype-selective
NMDA receptor antagonists and Searle for the development of CCD 3693 for insomnia. There can be no assurance that CoCensys will have the substantial resources needed to fulfill its research, development and commercialization obligations under the Collaboration Agreements. If CoCensys in unable to fulfill such obligations, it may be required to terminate early under the agreements and forfeit substantial rights thereunder.

     The Collaboration Agreement with Searle provides that if Searle terminates voluntarily, it will lose all development and marketing rights to CCD 3693. However, if Searle were to terminate after the filing of an IND for CCD 3693, the Company will be required to reimburse Searle for any development costs borne by Searle out of proceeds from any sales of CCD 3693. If CoCensys were to terminate, Searle would be granted exclusive worldwide rights in CCD 3693, subject to a specified royalty payment to CoCensys.

     Under its promotion agreements, CoCensys' sales force promotes Parke-Davis' Cognex and Somerset's Eldepryl. The sales force requires a substantial commitment of financial and management resources by the Company. The promotion agreements provide for quarterly advances to the Company from its partners to support the sales force, which, in the case of Somerset, must be repaid the following quarter. Compensation to CoCensys from promotion activities under the Somerset and Parke-Davis promotion agreements are the primary source of cash the Company intends to use to meet these reimbursement obligations. Although the amounts advanced under the Parke-Davis promotion agreement are equal to the minimum payment the Company received for its promotion efforts, there can be no assurance that compensation under the Somerset promotion agreement will be sufficient to enable the Company to meet its reimbursement obligations, in which event advances must be repaid out of other cash reserves of the Company. Failure by the Company to repay any advances could result in termination of the applicable promotion agreement.
A promotion agreement between the Company and Novartis concluded at the end of 1996. There can be no assurance that the Company will be able to replace the co-promotion revenues derived from this relationship with those from another partner. In the event such replacement revenues are not available, the Company's financial results could be adversely affected. The promotion agreements with Parke-Davis and Somerset are scheduled to terminate at the end of 1997, and there can be no assurance that these relationships will be extended or that they will be replaced with co-promotion agreements of equivalent value or at all.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT. The Company has experienced significant operating losses since its inception. As of December 31, 1996, the Company had an accumulated deficit of $83.2 million. Prior to 1994, substantially all of the Company's revenues had been from interest income. The Company anticipates funding certain of its development efforts out of profits it may earn in the promotion of other companies' products. However, in the event that the Company's sales targets are not achieved or that its sales and marketing expenses are higher than anticipated, such profits may not be available. In any event, the Company will incur significant additional operating losses over the next several years. In addition, if the Company is successful in moving compounds into large-scale Phase II and Phase III clinical trials, it will incur substantial increases in research and development expenses, which in turn may cause cumulative losses to increase substantially.

GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVALS. The production and marketing of the Company's potential products and its ongoing research and development activities are subject to extensive regulation by governmental authorities in the United States and other countries. The Company currently is conducting clinical trials in Europe and the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the United States Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Clinical trials are rigorously regulated. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

     If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The Company is also responsible for complying with the FDA's regulations governing labeling and promotional activities with respect to its co-promotion products and could be liable for regulatory violations if it distributes a drug in interstate commerce that is misbranded or adulterated. In order to market its products abroad, the Company also must comply with foreign regulatory requirements, implemented by foreign health authorities, governing the design and process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products and approval by the FDA does not ensure approval in other countries.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the propriety rights of others, both in the United States and other countries.
No assurance can be given that patents will issue from any pending applications, or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any required licenses can be obtained at a reasonable cost, if at all. If the required licenses cannot be obtained, the Company could generate additional costs as it attempts to design around such patents; find that the development, manufacture or sale of products requiring such licenses is foreclosed; or incur substantial costs in defending patent infringement claims. The Company also protects its proprietary technology by confidentiality agreements with its collaborative partners, employees and consultants and reliance on trade secrets and know-how. There can be no assurance that such confidentiality agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

DEPENDENCE ON FUTURE COLLABORATIONS; DEPENDENCE ON THIRD PARTIES. The Company's strategy for the development, clinical testing, manufacturing and commercialization of its products includes entering into various collaborations with corporate partners, licensers, licensees and others. There can be no assurance that the Company will be able to negotiate further collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it would experience increased capital requirements to undertake such activities at its own expense. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements. To the extent the Company enters into co-promotion or other licensing arrangements, revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such parties will devote such efforts or that such efforts will be successful.

LIMITED SALES AND MARKETING EXPERIENCE. The Company's sales and marketing organization has only been in place since August 1, 1994. The Company markets Cognex and Eldepryl directly and intends both to establish relationships with one or more pharmaceutical companies to market other products and, subject to successful product development and receipt of requisite regulatory approvals, to market its own products. To market any products directly, the Company must continue to develop, and expand, a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be successful in maintaining and expanding such a capability or in gaining market acceptance for any products.

COMPETITION; RAPID TECHNOLOGICAL CHANGE. CoCensys is engaged in business in a rapidly changing field. Competition from fully integrated pharmaceutical companies, including the Company's collaborative partners, and more established biotechnology companies is expected to increase. Most of these companies have significantly greater financial resources and expertise than the Company in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant CNS products approved or in development and operate large, well-funded CNS research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Further, CoCensys faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. The Company believes Cognex may face increasing competition,
as newer drugs to treat Alzheimer's disease become available.    There can be
no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS. The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay the achievement of development objectives. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Attracting and retaining qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its product development and marketing plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Growth in product development and marketing is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition in hiring qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all.

LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS. The Company has no manufacturing facilities for clinical or commercial production of any compounds currently under development and relies on contract manufacturers to produce its compounds for preclinical and clinical purposes and intends to rely on contract manufacturers for commercial production. The pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured in commercial quantities at an acceptable cost. The Company intends to establish arrangements with contract manufacturers to supply compounds for subsequent clinical trials as well the manufacture, packaging, labeling and distribution of its products. If the Company is unable to contract for sufficient supply of its compounds on acceptable terms, the Company's preclinical and human clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, FDA pre-market approval of the products will be adversely affected.

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable CoCensys to maintain price levels sufficient to realize an appropriate return on its investment in product development. In certain foreign markets, the Company's products may be subject to governmentally mandated prices. If adequate reimbursement is not provided by governments and third-party payers for the Company's potential products or if adverse pricing is mandated by foreign governments, the Company's business, financial condition and results of operations would be materially adversely affected. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

RISK OF PRODUCT LIABILITY; AVAILABILITY OF INSURANCE. The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Although the Company currently has liability insurance covering its clinical trials and co-promotion activities, there can be no assurance that such coverage would be sufficient to cover all potential claims or that the Company will be able to obtain and maintain such insurance for all of its clinical trials and current and future co-promotion products. The Company will need to increase such coverage in the event it commercializes any products under development. There can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

HAZARDOUS MATERIALS. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity.

UNCERTAINTY OF ORPHAN DRUG DESIGNATION. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug. An orphan drug is a drug intended to treat a "rare disease or condition," which is a disease or condition that affects populations of less than 200,000 individuals in the United States or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. CCD 1042 has received orphan drug designation for its use in treating infantile spasm. If a product is designated an orphan drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits and high-priority FDA review of a New Drug Application ("NDA"). In addition, the sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of an orphan drug for different rare diseases. However, only the sponsor of the first approved NDA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. There can be no assurance that the precise scope of protection that is currently afforded by orphan drug designation will be available in the future or that the current level of exclusivity and tax credits will remain in effect.

PRICE VOLATILITY. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded biopharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Stock. The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital-intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable results of clinical trials could cause cancellation of future clinical studies.

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

ITEM 2.   PROPERTIES

FACILITIES

     The Company's administrative offices and research facilities currently occupy approximately 43,000 square feet of leased space in Irvine, California. The lease expires in 2002, subject to the Company's earlier right to terminate, and contains provisions for one five-year renewal option.

     The Company leases additional laboratory facilities in Irvine, California under a twelve-month lease renewable automatically for successive twelve-month terms, subject to either party's earlier right to terminate.

     The Company also leases 8,200 square feet of office space in an adjacent building in Irvine, California, for the corporate headquarters for sales operations. This lease expires in 1999, subject to the Company's earlier right to terminate, and contains a provision for one three-year renewal option.

     The Company leases 6,100 square feet of office space for certain sales and marketing activities in Livingston, New Jersey. This lease expires in 1999 and contains a provision for one five-year renewal option.

ITEM 3.     LEGAL PROCEEDINGS

     CoCensys knows of no pending or threatened material litigation or proceedings involving the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of the stockholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A)    MARKET INFORMATION

          The Company's Common Stock, par value $ .001 per share, trades on the Nasdaq National Market System under the symbol "COCN." The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the Nasdaq National Market System. These prices do not include retail markups, markdowns or commissions.

                                           HIGH               LOW
                                         ---------        ----------
1996
    First quarter                        $    8.88        $    6.38
    Second quarter                       $    9.88        $    6.00
    Third quarter                        $    9.25        $    5.75
    Fourth quarter                       $    7.50        $    5.13

1995
    First quarter                        $    4.25        $    2.75
    Second quarter                       $    5.38        $    3.75
    Third quarter                        $    9.50        $    4.75
    Fourth quarter                       $    9.00        $    5.75

B)    HOLDERS

As of February 28, 1997, there were 406 holders of record of the Company's Common Stock.

C)    DIVIDENDS

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

D)    RECENT SALES OF UNREGISTERED SECURITIES

On March 5, 1997, the Company issued and sold 324,465 shares of unregistered Common Stock to Warner-Lambert for $2 million, pursuant to a stock purchase agreement dated October 26, 1995. The issuance was exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                     1996           1995           1994           1993           1992
                                                 ------------   ------------   ------------   ------------   ------------
                                                             (In thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Co-promotion revenues
        from corporate partners                   $     9,085    $    10,414    $     7,402    $         -    $         -
    Co-development revenues
        from corporate partners                         6,073          1,970              -              -              -
                                                 ------------   ------------   ------------   ------------   ------------
Total revenues                                         15,158         12,384          7,402              -              -

Operating expenses:
    Research and development                           18,771         16,335         10,708          8,474          5,184
    Marketing, general and administrative              16,040         14,710          8,534          2,252          1,272
    Acquired research and development                       -              -         14,879              -              -
                                                 ------------   ------------   ------------   ------------   ------------
Total operating expenses                               34,811         31,045         34,121         10,726          6,456
                                                 ------------   ------------   ------------   ------------   ------------
Operating loss                                        (19,653)       (18,661)       (26,719)       (10,726)        (6,456)
                                                 ------------   ------------   ------------   ------------   ------------

  Interest income                                       1,304            717            373            735            269
  Interest expense                                       (139)          (178)          (240)          (282)           (80)
                                                 ------------   ------------   ------------   ------------   ------------
Net loss                                          $   (18,488)   $   (18,122)   $   (26,586)   $   (10,273)   $    (6,267)
                                                 ------------   ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------   ------------

Net loss per share                                $     (0.85)   $     (1.05)   $     (2.33)   $     (1.16)   $     (0.88)
                                                 ------------   ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------   ------------
Share used in computing
    net loss per share                             21,782,982     17,288,066     11,405,525      8,890,113      7,152,784
                                                 ------------   ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------   ------------


                                                                               DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                     1996           1995           1994           1993           1992
                                                 ------------   ------------   ------------   ------------   ------------
                                                                              (In thousands)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments                       $    17,999    $    13,449    $     8,924    $    16,622    $     6,035
  Working capital                                      14,434          6,753          3,766         15,427          5,256
  Total assets                                         22,051         18,201         15,216         20,990          9,814
  Long-term obligations                                   324            406            696            969          1,298
  Accumulated deficit                                 (83,162)       (64,674)       (46,552)       (19,966)        (9,693)
  Total stockholders' equity                           16,947         10,644          8,547         18,397          7,359

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the brain. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of expenses for product development and in the timing and amount of revenues to be earned from the achievement of research and development milestones, promotion of partners' products and sales of Company products, if any. As of December 31, 1996, the Company's accumulated deficit was approximately $83.2 million.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     REVENUES

     In connection with the Company's promotion agreements, co-promotion revenues of $9.1 million were realized for the year ended December 31, 1996, compared to $10.4 million and $7.4 million in 1995 and 1994, respectively. The decrease in 1996 was primarily related to the declining market for the products under a promotion agreement with Novartis (formerly Ciba-Geigy). This decrease was partially offset by the recognition in 1996 of $2.3 million of revenues from Novartis related to 1994 and 1995 co-promotion activities. The promotion agreement with Novartis was concluded on December 31, 1996, and there will be no further co-promotion activity under the agreement. In addition, in 1996 the Company realized co-promotion revenues from the Parke-Davis Promotion Agreement which began in October 1995, and the Somerset Promotion Agreement which began in January 1996.

     In connection with its development agreements, the Company realized $6.1 million in co-development revenues for the year ended December 31, 1996, compared to $2.0 million in 1995. The increase is primarily attributable to the one-time license fee of $3.0 million received in 1996 pursuant to the Searle Development and Commercialization Agreement. No co-development revenues were realized prior to 1995.

     EXPENSES

     Research and development expenses increased to $18.8 million in 1996, compared to $16.3 million and $10.7 million in 1995 and 1994, respectively. The increase each year resulted from the continuing progress of the Company's products in clinical development, the discovery of new compounds, the preclinical development of lead candidates and the activities needed to support these programs.

     Marketing, general and administrative expenses increased to $16.0 million in 1996, compared to $14.7 million in 1995 and $8.5 million in 1994. The increase in 1996 is primarily attributable to one-time charges related to termination agreements with certain former Company executives. The majority of these charges were non-cash and resulted from the extension of certain stock options. Increases from year to year also reflected higher administrative staffing levels and related expenses required to support increased research and development activities and the commencement of sales operations in August 1994.

     In 1994, the Company recorded a one-time, non-cash charge of $12.3 million for acquired research and development expenses relating to the acquisition of Acea Pharmaceuticals, Inc. ("Acea"). An additional charge of $2.6 million was incurred to expense amounts advanced to Acea prior to the acquisition.

     INTEREST INCOME AND EXPENSE

     Interest income totaled $1.3 million in 1996, compared to $0.7 million in 1995 and $0.4 million in 1994. The increases each year were due to higher cash and short-term investment balances.

     Interest expense decreased to $139,000 in 1996, compared to $178,000 in 1995 and $240,000 in 1994. The decrease in each period was attributable to lower capital lease obligations used to finance equipment.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through December 31, 1996, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $82.8 million through sales of these securities. At December 31, 1996, the Company's balances of cash, cash equivalents and short-term investments totaled $18.0 million, compared to $13.4 million at December 31, 1995.

     As of December 31, 1996, the Company had invested $5.8 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $2.8 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     Pursuant to the Novartis R&D Agreement, Novartis is obligated to pay one-half of the development costs of ACEA 1021 for the United States market and all incremental development costs for the rest of the world, along with additional payments upon the achievement of certain milestones. These payments are recognized by the Company as co-development revenues. Under this agreement, Novartis also purchased $7.0 million of CoCensys Common Stock. Repayment of amounts advanced will be secured by future milestone payments.

     Pursuant to the Parke-Davis Promotion Agreement, the Company promotes Parke-Davis' CNS drug, Cognex, to neurologists in the United States. Funds are advanced to the Company quarterly to cover the training and operating expenses incurred by the Company's sales force in promoting Cognex. The Company is obligated to reimburse Parke-Davis for these advances. CoCensys will recognize co-promotion revenues from its share of sales of Cognex above certain base levels specified in the contract.

     Pursuant to the Warner Collaboration Agreement, Warner-Lambert is also obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. These payments will be recognized by the Company as co-development revenues. Also pursuant to this agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997.

     Pursuant to the Somerset Promotion Agreement, the Company promotes Somerset's drug Eldepryl to neurologists in the United States. Funds are advanced to the Company quarterly to cover a portion of the training and operating expenses incurred by the Company's sales force in promoting Eldepryl. The Company is obligated to reimburse Somerset for these advances. CoCensys will recognize co-promotion revenues from compensation received from Somerset, which is based upon the number of details undertaken, new prescriptions written and sales.

     Pursuant to the Searle Development and Commercialization Agreement, both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. The Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million.

     CoCensys' operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to mitigate such negative cash flows with revenues, if any, derived from the sale of products from current and potential future marketing collaborations. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations (including milestone payments and co-promotion revenues), will be adequate to satisfy its capital needs for at least the next 12 months. There can be no assurance that milestone-based payments or co-promotion revenues will be sufficient to meet the Company's capital requirements. The Company will need to obtain substantial additional funds to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek additional funding through additional research and development collaborations with suitable corporate partners, through additional marketing collaborations to increase revenues generated from sales of products and/or through public or private financing. There can be no assurance that additional financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company are provided at the pages indicated in Item 14 (a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has not been any change of accountants or any disagreements with the Company's accountants on any matter of accounting practice or financial disclosure during the reporting periods.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers and directors of the Company appearing in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement labeled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section in the Proxy Statement labeled "Certain
Relationships and Related Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       FINANCIAL STATEMENTS

          The financial statements required by this item are submitted in a separate section beginning on Page 38 of this report.

          FINANCIAL STATEMENTS OF COCENSYS, INC.

          Report of Independent Auditors                                     38
          Balance Sheets as of December 31, 1996 and 1995                    39
          Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994; and the period from
            inception (February 15, 1989) to December 31, 1996               40
          Statements of Stockholders' Equity for the period from
            inception (February 15, 1989) to December 31, 1996               41
          Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994; and the period from
            inception (February 15, 1989) to December 31, 1996               43
          Notes to Financial Statements                                      44

          Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K

          The Company filed a current report on Form 8-K dated December 15, 1996, describing its promotion agreement with Parke-Davis and its license agreement with Massachusetts General Hospital.

(c)  EXHIBITS

     Exhibit
     Number                   Description
     -------                  -----------

     3(i).1            Amended and Restated Certificate of Incorporation of the
                        Company.
     3(i).2            Certificate of Designation of Series A Junior
                        Participating Preferred Stock of the Company.
     3(i).3            Certificate of Powers, Designation, Preferences, Rights
                        and Limitations of Series B Convertible Preferred Stock
                        of the Company.
     3(i).4            Certificate of Amendment of Amended and Restated
                        Certificate of Incorporation of the Company.
     3(ii)     (1)      By-laws of the Company.
     10.1      (1)      Form of Indemnity Agreement entered into between the
                        Company and its directors and officers.
     10.2      (13)+    Company's 1990 Stock Option Plan, as amended (the
                        "Option Plan").
     10.3      (1) +    Form of Incentive Stock Option Agreement under the
                        Option Plan.
     10.4      (1) +    Form of Non-qualified Stock Option Agreement under the
                        Option Plan.
     10.5      (1) +    Non-qualified Stock Option Agreement between the Company
                        and Timothy J. Rink, M.D., Sc.D., dated as of
                        September 13, 1991.
     10.6      (6) +    Company's 1992 Non-Employee Directors' Stock Option
                        Plan, as amended (the "Directors' Plan").
     10.7      (1) +    Form of Stock Option Agreement under the Directors'
                        Plan.
     10.8      (1)      Exclusive License Agreement among the Company, The
                        Rockefeller University and the University of Southern
                        California, dated as of August 28, 1990.
     10.9      (1)      Research Agreement between the Company and the
                        University of Southern California, dated as of
                        August 28, 1990, as amended.
     10.10     (1)      Sponsored Research Agreement between the Company and the
                        University of Dundee, dated as of January 1, 1992.
     10.11     (1)      Research Agreement between the Company and The Regents
                        of the University of California, on behalf of its Irvine
                        campus, dated as of March 2, 1992.
     10.12     (1)      Letter of Agreement between the Company and Ciba-Geigy
                        Limited, dated as of June 1, 1992.
     10.13     (1)      Research Agreement between the Company and The Regents
                        of the University of California, on behalf of its Irvine
                        campus, dated as of July 1, 1992.
     10.14     (1)      Option Agreement between the Company and Kelvin W. Gee,
                        Ph.D. dated as of August 14, 1992.
     10.15     (12)     Amendment No. 1 to Option Agreement between the Company
                        and Kelvin W. Gee, Ph.D., dated August 1, 1994.
     10.16     (1)      Services Agreement between the Company and Acea, dated
                        as of September 24, 1992.

     Exhibit
     Number                   Description
     -------                  -----------

     10.17     (1)      Multi-tenant Lease between the Company and The Irvine
                        Company, dated as of January 30, 1992.
     10.18     (2)      Second Amended and Restated Purchase Option Agreement,
                        dated as of December 13, 1993, between the Company and
                        Acea Pharmaceuticals, Inc., as amended.
     10.19     (2)      Common Stock Purchase Agreement, dated as of
                        December 13, 1993, between the Company and the persons
                        listed on the Schedule of Purchasers attached thereto.
     10.20     (3)*     Heads of Agreement, dated May 11, 1994, between the
                        Company and Ciba-Geigy Limited.
     10.21     (4)*     Promotion Agreement, dated May 11, 1994, between the
                        Company and Ciba-Geigy Corporation.
     10.22     (5)*     Research and Development Agreement, dated as of
                        December 23, 1994 (the "Development Agreement"), between
                        the Company and Ciba-Geigy Limited.
     10.23     (5)      Stock Purchase Agreement, dated as of December 23, 1994,
                        between the Company and Ciba-Geigy Limited.  Included as
                        Exhibit C to the Development Agreement.
     10.24     (5)      Form of First Amendment to the Multi-tenant Lease
                        between the Company and the Irvine Company, dated
                        April 1, 1994.
     10.25     (5)      Form of Lease Agreement between the Company and
                        Livingston Corporate Park Associates, dated October 1,
                        1994.
     10.26     (7)      Common Stock and Warrant Purchase Agreement, dated
                        June 6, 1995, between the Company and each of the
                        purchasers listed on the Schedule of Purchasers attached
                        thereto.
     10.27     (8) +    Company's 1995 Employee Stock Purchase Plan.
     10.28     (9)*     Research, Development and Marketing Collaboration
                        Agreement between CoCensys, Inc., Acea Pharmaceuticals,
                        Inc. and Warner-Lambert Company, dated as of October 26,
                        1995.
     10.29     (10)     Stock Purchase Agreement, dated October 26, 1995,
                        between CoCensys, Inc. and Warner-Lambert Company.
     10.30     (10)     Letter Agreement, dated October 24, 1995, regarding
                        Amendments and Agreements Related to Promotion Agreement
                        between CoCensys, Inc. and Ciba-Geigy Corporation,
                        Pharmaceuticals Division.
     10.31     (11)*    Promotion Agreement between Somerset Pharmaceuticals,
                        Inc. and CoCensys, Inc., dated January 4, 1996.
     10.32     (13)     Form of Amendment to the Multi-tenant Lease between the
                        Company and The Irvine Company, dated as of February 9,
                        1996.
     10.33     (14)*    Development and Commercialization Agreement between the
                        Company and G.D. Searle & Co. dated May 17, 1996.
     10.34     (14)     Preferred Stock Purchase Agreement between the Company
                        and G.D. Searle & Co. dated May 17, 1996 (included as
                        Exhibit C to the Development and Commercialization
                        Agreement between the two parties).

     Exhibit
     Number                   Description
     -------                  -----------

     10.35     +        Transition and Consulting Agreement between the Company
                        and Daniel L. Korpolinski, dated as of November 1, 1996.
     10.36     +        Employment Agreement between the Company and Rick A.
                        Henson, dated as of October 13, 1996.
     10.37     +        Company's 1996 Equity Incentive Plan.
     10.38     +        Letter Agreement between F. Richard Nichol, Ph.D. and
                        the Company, dated as of January 20, 1997.
     10.39     +        Form of Incentive Stock Option Agreement under the 1996
                        Equity Incentive Plan.
     10.40     +        Form of Nonstatutory  Stock Option Agreement under the
                        1996 Equity Incentive Plan.
     10.41     (15)**   Promotion Agreement between the Company and Parke-Davis,
                        dated as of January 1, 1997.
     10.42     (15)**   License Agreement between the Company and Massachusetts
                        General Hospital, dated as of December 15, 1996.
     23.1               Consent of Ernst & Young LLP.
     27                 Financial Data Schedule.


     (1) Incorporated by reference to the Company's Registration Statement on Form S-1, file number 33-55522, or amendments thereto.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the Company's Current Report on Form 8-K filed July 15, 1994.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended June 30, 1994.

     (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (6) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-97258.

     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (8) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-92760.

     (9) Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 1995.

     (10) Incorporated by reference to the Company's Registration Statement on Form S-3, file number 33-80809.

     (11) Incorporated by reference to the Company's Current Report on Form 8-K dated January 4, 1996.

     (12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (13) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1995.

     (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended June 30, 1996.

     (15) Incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 1996.

     +    Compensatory plan.

     *    Confidential treatment granted.

     **   Confidential treatment requested.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COCENSYS, INC.


     Date:     March 31, 1997           By:  /s/ F. Richard Nichol, Ph.D.
                                             -------------------------------
                                            (F. Richard Nichol, Ph.D.)
                                             President and Chief Executive
     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                               Title                      Date
          ---------                               -----                      -----

     /s/  Lowell E. Sears                 Chairman of the Board         March 31, 1997
     ------------------------------
     (Lowell E. Sears)


     /s/  F. Richard Nichol, Ph.D.        President and                 March 31, 1997
     ------------------------------       Chief Executive Officer
     (F. Richard Nichol, Ph.D.)           (PRINCIPAL EXECUTIVE OFFICER)



     /s/  Peter E. Jansen                 Vice President and            March 31, 1997
     ------------------------------       Chief Financial Officer
    (Peter E. Jansen)                     (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)



     /s/  James C. Blair, Ph.D.           Director                      March 31, 1997
     ------------------------------
     (James C. Blair, Ph.D.)


     /s/  Kelvin W. Gee, Ph.D.            Director                      March 31, 1997
     ------------------------------
     (Kelvin W. Gee, Ph.D.)


     /s/  Robert G. McNeil, Ph.D.         Director                      March 31, 1997
     ------------------------------
     (Robert G. McNeil, Ph.D.)



     SIGNATURES CONTINUED

          Signature                               Title                      Date
          ---------                               -----                      -----

     /s/  Alan C. Mendelson                     Director                March 31, 1997
     ------------------------------
     (Alan C. Mendelson)


     /s/  Timothy J. Rink, M.D., Sc.D.          Director                March 31, 1997
     ------------------------------
     (Timothy J. Rink, M.D., Sc.D.)


     /s/  Eckard Weber, M.D.                    Director                March 31, 1997
     ------------------------------
     (Eckard Weber, M.D.)


                         Report of Independent Auditors

Board of Directors and Stockholders
CoCensys, Inc.

We have audited the accompanying balance sheets of CoCensys, Inc. (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the period from inception (February 15, 1989) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoCensys, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (February 15, 1989) to December 31, 1996, in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP



Orange County, California
March 14, 1997

                                 COCENSYS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                    DECEMBER 31,             DECEMBER 31,
                                                                        1996                     1995
                                                                    ------------             ------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $       1,050           $        6,895
  Short-term investments                                                  16,949                    6,554
  Receivables from corporate partners                                        659                        -
  Other current assets                                                       556                      455
                                                                    ------------             ------------
TOTAL CURRENT ASSETS                                                      19,214                   13,904

Property and equipment, net                                                2,685                    2,777
Notes receivable from officers                                               126                      264
Deferred patent costs, net                                                     -                      394
Deferred sales organization costs, net                                         -                      650
Other assets, net                                                             26                      212
                                                                    ------------             ------------
                                                                    $     22,051             $     18,201
                                                                    ------------             ------------
                                                                    ------------             ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $       1,437           $          880
  Other accrued liabilities                                                2,556                    2,418
  Advances from corporate partners                                           446                    3,144
  Capital lease obligation - current portion                                 341                      709
                                                                    ------------             ------------
TOTAL CURRENT LIABILITIES                                                  4,780                    7,151

Capital lease obligation, less current portion                               284                      357
Other liabilities                                                             40                       49

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value
    Authorized shares -- 5,000,000
    Issued and outstanding shares - 100,000 at December 31, 1996
      and none at December 31, 1995                                        7,000                        -
  Common stock, $.001 par value
    Authorized shares -- 75,000,000
    Issued and outstanding shares - 22,083,346 at December 31, 1996
      and 19,395,341 at December 31, 1995                                 93,986                   76,296
  Deficit accumulated during the development stage                       (83,162)                 (64,674)
  Deferred compensation                                                     (905)                    (956)
  Unrealized gain (loss) on investments                                       28                      (22)
                                                                    ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                16,947                   10,644
                                                                    ------------             ------------
                                                                    $     22,051             $     18,201
                                                                    ------------             ------------
                                                                    ------------             ------------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                                                (FEBRUARY 15,
                                                                       YEAR ENDED DECEMBER 31,                     1989) TO
                                                    -----------------------------------------------------        DECEMBER 31,
                                                         1996              1995                  1994                1996
                                                    -------------        ------------       -------------       -------------
REVENUES
  Co-promotion revenues from corporate partners     $       9,085        $     10,414       $       7,402       $      26,901
  Co-development revenues from corporate partners           6,073               1,970                   -               8,043
                                                    -------------        ------------       -------------       -------------
Total revenues                                             15,158              12,384               7,402              34,944
                                                    -------------        ------------       -------------       -------------
OPERATING EXPENSES
  Research and development                                 18,771              16,335              10,708              62,223
  Marketing, general and administrative                    16,040              14,710               8,534              43,579
  Acquired research and development                             -                   -              14,879              14,879
                                                    -------------        ------------       -------------       -------------
Total operating expenses                                   34,811              31,045              34,121             120,681
                                                    -------------        ------------       -------------       -------------
Operating loss                                            (19,653)            (18,661)            (26,719)            (85,737)

Interest income                                             1,304                 717                 373               3,555
Interest expense                                             (139)               (178)               (240)               (980)
                                                    -------------        ------------       -------------       -------------
Net loss                                            $     (18,488)       $    (18,122)      $     (26,586)       $    (83,162)
                                                    -------------        ------------       -------------       -------------
                                                    -------------        ------------       -------------       -------------
Net loss per share                                  $       (0.85)       $      (1.05)      $       (2.33)
                                                    -------------        ------------       -------------
                                                    -------------        ------------       -------------
Shares used in computing net loss per share            21,782,982          17,288,066          11,405,525
                                                    -------------        ------------       -------------
                                                    -------------        ------------       -------------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                                                      DEFICIT                 UNREALIZED
                                            CONVERTIBLE                             ACCUMULATED                  GAIN/       TOTAL
                                          PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED    (LOSS) ON     STOCK-
                                     -----------------------    ------------------  DEVELOPMENT    COMPEN-      INVEST-     HOLDERS'
                                         SHARES      AMOUNT     SHARES    AMOUNT      STAGE        SATION       MENTS       EQUITY
                                     -------------  --------    --------  --------  ------------  ----------  -----------  --------
Issuance of common stock for
  cash at $.005 per share                      -     $     -    980,000   $     5     $     -            -    $      -     $      5
Net loss                                       -           -          -         -        (147)           -           -         (147)
                                       ---------     -------    -------   -------     --------     --------   -----------  ---------
BALANCE AT DECEMBER 31, 1989                   -           -    980,000         5        (147)           -           -         (142)
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of
  offering costs of $5 at $.25
  per share                              400,000          95          -         -           -            -           -           95
Issuance of common in exchange
  for services at $.05 per share               -           -      6,668         -           -            -           -            -
Issuance of Series B convertible
  preferred stock for $3,110
  cash and conversion of $515 of
  convertible promissory notes,
  net of offering costs of $46 at
  $1.50 per share                      2,416,666       3,579          -         -           -            -           -        3,579
Issuance of warrants to purchase
  30,100 shares of Series B
  convertible preferred stock in
  connection with a note payable               -           8          -         -           -            -           -            8
Net loss                                       -           -          -         -        (910)           -           -         (910)
                                       ---------     -------   --------    ------     -------      --------   -----------  ---------
BALANCE AT DECEMBER 31, 1990           2,816,666       3,682    986,668         5      (1,057)           -           -        2,630
Issuance of common stock in
  exchange for services at $.05
  per share                                    -           -      3,332         -           -            -           -            -
Net loss                                       -           -          -         -      (2,369)           -           -       (2,369)
                                       ---------     -------   --------    ------     --------     --------   -----------  ---------
BALANCE AT DECEMBER 31, 1991           2,816,666       3,682    990,000         5      (3,426)           -           -          261
Issuance of Series C convertible
  preferred stock for cash, net
  of offering costs of $60 at
  $5.00 per share                      2,631,218      13,096          -         -           -            -           -       13,096
Issuance of Series C convertible
  preferred stock in exchange
  for services at $5.00 per share          3,332          17          -         -           -            -           -           17
Deferred compensation related to
  the issuance of certain stock
  options                                      -           -          -     2,842           -        (2,842)         -            -
Amortization of deferred
  compensation                                 -           -          -         -           -           152                     152
Issuance of Series C convertible
  preferred stock in exchange
  for stock purchase option at
  $5.00 per share                         20,000         100          -         -           -             -          -          100
Net loss                                       -           -          -         -      (6,267)            -          -       (6,267)
                                       ---------     -------   --------    ------     -------      --------   -----------  ---------
BALANCE AT DECEMBER 31, 1992           5,471,216      16,895    990,000     2,847      (9,693)       (2,690)         -        7,359
Issuance of Series B convertible
  preferred stock in exchange
  for noncash exercise of
  warrants                                25,083         226          -         -           -             -          -          226
Conversion of convertible
  preferred stock into common
  stock at the close of the
  initial public offering             (5,496,299)    (17,121) 5,496,299    17,121           -             -          -            -
Issuance of common stock for
  cash in initial public
  offering at $9.00 per share,
  net of offering costs and
  underwriters' discount of
  $2,193                                       -           -  2,500,000    20,307           -             -          -       20,307
Issuance of common stock for
  cash pursuant to option
  exercises at $.05 to $.50
  per share                                    -           -    116,798        18           -             -          -           18
Deferred compensation related
  to the issuance and
  termination of certain stock
  options                                      -           -          -        43           -           (43)         -           -
Amortization of deferred
  compensation                                 -           -          -         -           -           760          -          760
Net loss                                       -           -          -         -     (10,273)            -          -      (10,273)
                                       ---------     -------   ---------   ------     -------      --------   -----------  ---------
BALANCE AT DECEMBER 31, 1993                   -           -  9,103,097    40,336     (19,966)       (1,973)         -       18,397


                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               (In thousands, except share and per share amounts)

                                                                                      DEFICIT                 UNREALIZED
                                              CONVERTIBLE                           ACCUMULATED                  GAIN/       TOTAL
                                            PREFERRED STOCK        COMMON STOCK      DURING THE    DEFERRED    (LOSS) ON     STOCK-
                                       -----------------------  ------------------  DEVELOPMENT    COMPEN-      INVEST-     HOLDERS'
                                           SHARES      AMOUNT    SHARES    AMOUNT      STAGE        SATION       MENTS       EQUITY
                                       -------------  --------  --------  --------  ------------  ----------  -----------  --------
Purchase of common stock by Acea
  shareholders pursuant to
  merger agreement at $4.56 and
  $5.11 per share                            -           -       415,368     2,002         -            -           -        2,002
Issuance of common stock for
  cash pursuant to option
  exercises at $.125 to $.50
  per share                                  -           -        68,380        32          -            -           -          32
Acquisition of Acea in exchange
  for common stock at $3.00 per
  share                                      -           -     3,784,332      11,353        -            -           -      11,353
Exchange of Acea options and
  warrants for equivalent
  options and warrants                       -           -           -           592        -            -           -         592
Gift of common stock at $3.75
  per share                                  -           -        20,000          75        -            -           -          75
Purchase of common stock by
  corporate partner at $4.51
  per share                                  -           -       443,214       2,000        -            -           -       2,000
Deferred compensation related
  to the issuance and
  termination of certain stock
  options                                    -           -           -           110        -         (110)          -           -
Amortization of deferred
  compensation                               -           -           -           -          -          707           -         707
Unrealized loss on investments               -           -           -           -          -            -         (25)        (25)
Net loss                                     -           -           -           -      (26,586)         -           -     (26,586)
                                       -------    --------  ----------   ---------   ----------     -------     --------  ---------
BALANCE AT DECEMBER 31, 1994                 -           -    13,834,391      56,500    (46,552)    (1,376)        (25)      8,547
Purchase of common stock by
  corporate partner at $3.48
  per share                                  -           -     1,434,978       5,000        -            -           -       5,000
Issuance of common stock for
  cash pursuant to option
  exercises at $.05 to $5.21
  per share                                  -           -        88,579         109        -            -           -         109
Deferred compensation related
  to the issuance and
  termination of certain stock
  options                                    -           -           -           619        -         (619)          -           -
Issuance of common stock and
  related warrants for cash at
  $3.25 per share, net of cost
  of $149                                    -           -     3,707,693      11,901        -            -           -      11,901
Issuance of common stock to
  employees, share price at
  issuance of $7.375                         -           -         4,000          29        -            -           -          29
Purchase of common stock by
  corporate partner at $7.00
  per share, net of costs of $14             -           -       285,970       1,986        -            -           -       1,986
Issuance of common stock
  pursuant to the 1995 Employee
  Stock Purchase Plan at $3.83
  to $4.36 per share                         -           -        39,730         152        -            -           -         152
Amortization of deferred
  compensation                               -           -           -           -          -        1,039           -       1,039
Change in unrealized loss on
  investments                                -           -           -           -          -            -           3           3
Net loss                                     -           -           -           -     (18,122)          -           -     (18,122)
                                       -------    --------  ----------   ---------   ----------     -------     --------  ---------
BALANCE AT DECEMBER 31, 1995                 -           -  19,395,341      76,296     (64,674)        (956)        (22)    10,644
Issuance of common stock for
  cash at $6.50 per share, net
  of costs of $1,162                         -           -   2,430,000      14,633          -            -           -      14,633
Issuance of Series B
  convertible preferred stock
  for cash to corporate partner        100,000       7,000           -           -          -            -           -       7,000
Issuance of common stock for
  cash pursuant to option
  exercises at $.1969 to $5.21
  per share                                  -           -     138,762         194          -            -           -         194
Issuance and termination of
  certain stock options                      -           -           -       2,363          -          (629)         -       1,734
Issuance of common stock to
  employees, share price at
  issuance of $6.625 to $8.75                -           -       6,500          54          -            -           -          54
Issuance of common stock
  pursuant to the 1995 Employee
  Stock Purchase Plan at $3.83
  to $7.12 per share                         -           -     112,743         446           -            -           -        446
Amortization of deferred
  compensation                               -           -           -           -           -          680           -        680
Change in unrealized gain on
  investments                                -           -           -           -           -            -          50         50
Net loss                                     -           -           -           -     (18,488)           -           -    (18,488)
                                       -------    --------  ----------   ---------   ----------     -------     --------  ---------
BALANCE AT DECEMBER 31, 1996           100,000    $  7,000  22,083,346   $  93,986   $ (83,162)     $  (905)    $    28   $ 16,947
                                       -------    --------  ----------   ---------   ----------     -------     --------  ---------
                                       -------    --------  ----------   ---------   ----------     -------     --------  ---------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                  (FEBRUARY 15,
                                                                       YEAR ENDED DECEMBER 31,      1989) TO
                                                       ------------------------------------------- DECEMBER 31,
                                                         1996            1995            1994         1996
                                                       ----------     -----------     -----------  -------------
OPERATING ACTIVITIES
Net loss                                                 $(18,488)       $(18,122)       $(26,586)  $(83,162)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                             2,072           1,928           1,086      5,889
  Amortization of deferred compensation                       680           1,039             707      3,338
  Issuance of stock, stock options and
   warrants for services                                    1,788              29              75      1,917
  Loss on sale of fixed assets                                  -              26              -          26
  Acquired research and development                             -              -           12,279     12,279
  Decrease (increase) in other current assets                (101)           (175)             77       (628)
  Decrease (increase) in receivables from partners           (659)            535            (535)      (659)
  Increase (decrease) in advances from partners            (2,698)          1,244           1,900        446
  Increase (decrease) in accounts payable and
   other accrued liabilities                                  685            (174)          1,840      3,757
                                                      -----------         -------         -------   ---------
NET CASH USED IN OPERATING ACTIVITIES                     (16,721)        (13,670)         (9,157)   (56,797)
                                                      -----------         -------         -------   ---------
INVESTING ACTIVITIES
Decrease (increase) in short-term investments             (10,343)         (4,569)         12,279    (16,922)
Purchase of property and equipment                           (812)           (888)           (528)    (5,625)
Decrease (increase) in other assets and notes
 receivable from officers                                     199              98             (99)      (308)
Cash received on sale of fixed assets                           -              19               -         19
Increase in deferred sales organization costs                   -              -           (1,571)    (1,571)
Increase in deferred patent cost                                -              -             (164)      (904)
Acquisition of Acea, net of cash acquired                       -              -              (62)       (62)
                                                      -----------         -------         -------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (10,956)         (5,340)          9,855    (25,373)
                                                      -----------         -------         -------   ---------
FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock            15,273          19,148           4,034     58,785
Net cash proceeds from issuance of preferred stock          7,000              -               -      23,381
Proceeds from sales/leaseback of fixed assets and
 notes payable                                                649             834             323      4,233
Payments on capital lease obligations and
 notes payable                                             (1,090)         (1,016)           (449)    (3,179)
                                                      -----------         -------         -------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  21,832          18,966           3,908     83,220
                                                      -----------         -------         -------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (5,845)            (44)          4,606      1,050
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              6,895           6,939           2,333          -
                                                      -----------         -------         -------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    1,050         $ 6,895         $ 6,939   $  1,050
                                                      -----------         -------         -------   ---------
                                                      -----------         -------         -------   ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                              $       139         $   133         $   150   $    754
                                                      -----------         -------         -------   ---------
                                                      -----------         -------         -------   ---------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

CoCensys, Inc. ("CoCensys" or the "Company") was incorporated in 1989 for the purpose of discovering, developing and commercializing novel products to treat disorders of the brain. Since inception, the Company has devoted substantially all of its resources to the discovery and development of such products. The Company has not generated any revenues from the development of its own products and has sustained continuing operating losses from its development activities. Such losses could continue for several years.

In 1994, the Company established a sales and marketing organization to generate revenues from the sale of products from other companies. The Company plans to finance its future development activities through a combination of sales of equity securities, payments from corporate partners and revenues from sales of products from other companies. There can be no assurance that the Company will be successful in these areas.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the determination of co-promotion and co-development revenues, and the valuation allowance for deferred tax assets.

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SHORT TERM INVESTMENTS

Investments having a maturity of more than three months and less than twelve months are classified as short-term investments. Short-term investments primarily consist of U.S. government obligations and commercial paper.
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt & Equity Securities." The Statement requires the Company's short-term investments be carried at fair value, and also requires that unrealized gains and losses on securities available-for-sale be reported net of tax as a separate component of stockholders' equity. The unrealized gain on investments relates to investments in U.S. government obligations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following at December 31, (in thousands):

                                                    1996             1995
                                                  --------         --------
     Laboratory equipment                         $  1,703         $  1,474
     Computer equipment                              1,288            1,065
     Office equipment                                  961              688
     Leasehold improvements                          1,847            1,759
                                                  --------         --------
                                                     5,799            4,986
     Less accumulated depreciation                  (3,114)          (2,209)
                                                  --------         --------
     Net property and equipment                   $  2,685         $  2,777
                                                  --------         --------
                                                  --------         --------

The value of leased assets (treated as capital leases) at December 31, 1996, was $2,710,000, net of accumulated amortization of $1,144,000.

Depreciation of property and equipment, including assets under capital lease obligations, has been provided using the straight-line method over their estimated useful lives as follows:

                                                 ESTIMATED USEFUL LIVES
                                                 ----------------------
     Laboratory equipment                                5 years
     Computer equipment                                  3 years
     Office equipment                                    5 years
     Leasehold improvements                            Lease term


REVENUE AND EXPENSE RECOGNITION

See Notes 3, 4, 5 and 6 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners. The initial costs incurred in establishing the sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs were amortized over the contract term of the Novartis Promotion Agreement (through December 31, 1996).

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect would be antidilutive.

LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Implementation did not have a material effect on the Company's results of operations or financial position.

STOCK OPTION PLANS

Effective January 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and accordingly, is continuing to account for its stock-based compensation plans under previous accounting standards. The adoption of SFAS No. 123 had no impact on the Company's results of operations or financial position.

2.  NOTES RECEIVABLE FROM OFFICERS

The Company advanced funds to certain officers in exchange for notes secured by mortgages on real property. Interest on these notes accrues at 8.5%.

3.  MARKETING AND DEVELOPMENT COLLABORATION WITH NOVARTIS A.G.

In May 1994, the Company entered into a marketing and development collaboration with Novartis A.G. (formerly Ciba-Geigy Limited) for the co-promotion by the Company of certain Novartis products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consists of the Novartis Promotion Agreement and the Novartis Research and Development Agreement.

Pursuant to the Novartis Promotion Agreement, CoCensys established a sales force to co-promote and market certain Novartis products in the United States initially to psychiatrists. The agreement provided for the advance of funds to the Company to cover a portion of the expenses incurred by the CoCensys sales force in promoting the Novartis products. CoCensys realized co-promotion revenues from its share of sales of Novartis products above certain baseline levels specified in the contract. The Novartis Promotion Agreement was terminated at the end of 1996.

Under the Novartis Research and Development Agreement, each party is obligated to pay one-half of the U.S. development costs of ACEA 1021. The parties will co-promote ACEA 1021 in the United States and share equally the profits generated, if any. Novartis will have the exclusive right to develop and market the compound, at its own cost, for markets outside the United States, subject to a specified royalty payment to the Company.

In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock. In addition, the Company will receive milestone payments upon the occurrence of certain events in the course of the development of ACEA 1021 for the United States and Japanese markets.

4.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

In October 1995, the Company entered into a collaboration with Warner-Lambert Company and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain CNS disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement, pursuant to which the Company co-promotes Parke-Davis' CNS drug, Cognex, to U.S. neurologists for the treatment of Alzheimer's disease.

Under the Parke-Davis Promotion Agreement, the Company realized co-promotion revenues from its share of sales of Cognex above certain baseline levels specified in the contract. The agreement provided for funds to be advanced to the Company each quarter to cover training and operating expenses incurred by the CoCensys sales force to promote Cognex. The original Parke-Davis Promotion Agreement was entered into in October 1995 and terminated on December 31, 1996, when a revised promotion agreement took effect. Under the revised Parke-Davis Promotion Agreement, the Company realizes co-promotion revenues based upon the number of prescriptions for Cognex written by certain targeted neurologists and other doctors during each quarter, with a guaranteed specified minimum payment. The agreement provides that funds equal to the specified minimum payment will be advanced to the Company each quarter to cover training and operating expenses to be incurred by the CoCensys sales force to promote Cognex. The agreement is scheduled to terminate December 31, 1997. Either party has the right to terminate the Promotion Agreement earlier, without cause.

Under the Warner Collaboration Agreement, both companies will share technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Upon achievement of certain clinical development and regulatory milestones, Warner-Lambert is obligated to make certain milestone payments for each development compound, as well as pay its specified portion of development costs. Payments received under the Warner Collaboration Agreement will be recognized as co-development revenues by the Company.

4.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY
    (CONTINUED)

Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997.

5.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS

In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug Eldepryl to neurologists in the United States for the treatment of Parkinson's disease. The initial term of the Somerset Promotion Agreement expires December 31, 1997, subject to certain provisions for early termination and renewal. Under the Somerset Promotion Agreement, CoCensys has the exclusive right to detail Eldepryl to neurologists in the United States. During the term of the Somerset Promotion Agreement, CoCensys is compensated based upon the number of details undertaken for Eldepryl, new prescriptions written and sales. Compensation to CoCensys is subject to adjustment in the event of generic competition. In addition, such compensation is subject to review in the event of governmental or other third-party actions that may materially affect it. To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are repayable in full at the end of each quarter.

6.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to co-develop and co-promote the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The license fee was recognized as co-development revenue in 1996. The preferred stock is convertible to common stock on May 17, 1998, or earlier at the Company's discretion. The number of shares issuable upon conversion shall be equal to $7.0 million divided by the then current common stock price (subject to certain minimum and maximum limits).

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

7.  ACQUISITION OF ACEA

On June 30, 1994, the Company acquired all of the outstanding capital stock of Acea in exchange for 3,784,332 shares of CoCensys common stock. In addition, CoCensys issued 179,230 stock options and 31,982 warrants in exchange for Acea stock options and warrants. The warrants are exercisable at approximately $.04 per share and expire December 13, 1998. The acquisition of Acea was accounted for as a purchase. The purchase price consisted of $11,945,000 in common stock, options and warrants, exercise of a $100,000 Acea stock purchase option and $62,000 of direct acquisition costs, net of $20,000 cash acquired. Acquired identifiable tangible and intangible assets were valued at $420,000 and assumed liabilities aggregated $570,000. It was determined that a substantial portion of the purchase price related to the acquisition of Acea's incomplete research and development drug programs that did not have alternative future use, which resulted in a one-time, non-cash charge to earnings of $12.3 million. In addition, $2.6 million advanced to Acea prior to the acquisition was charged to earnings in 1994. All inter-company accounts have been eliminated.

The unaudited results of operations on a pro forma basis as though Acea had been acquired as of the beginning of the Company's 1994 fiscal year are as follows (in thousands, except per share amounts):

     Revenues                                          $    7,402
                                                       ----------
                                                       ----------
     Net loss                                          $  (28,433)
                                                       ----------
                                                       ----------
     Net loss per share                                $    (2.47)
                                                       ----------
                                                       ----------

8.  LEASE COMMITMENTS

The Company leases office and research facilities and certain equipment under operating leases and capital leases with varying terms extending through July 2002. Annual future minimum payments under operating and capital leases as of December 31, 1996, are as follows (in thousands):

                                                        OPERATING       CAPITAL
                                                          LEASES        LEASES
                                                        ---------       -------
     YEAR ENDING DECEMBER 31,
          1997                                          $     783       $   385
          1998                                                741           183
          1999                                                586            68
          2000                                                469            43
          2001                                                515            13
     Thereafter                                               249             -
                                                        ---------       -------
     Total minimum payments                             $   3,343           692
                                                        ---------
                                                        ---------
     Less amount representing interest                                      (67)
                                                                        -------
     Present value of future minimum lease payments                         625
     Current portion                                                       (341)
                                                                        -------
     Long-term portion                                                  $   284
                                                                        -------
                                                                        -------

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,082,000, $677,000 and $384,000, respectively.

9.  COMMON STOCK

In June 1995, the Company completed a private financing with a small group of investors, providing for the sale of 3.7 million shares of common stock at $3.25 per share and 1.5 million warrants for aggregate net proceeds of approximately $11.9 million. Each warrant entitles the holder to purchase one share of common stock at a pre-determined price ranging from $3.90 per share to $4.40 per share during the five-year exercise period. As of December 31, 1996, all warrants remain outstanding.

In January 1996, the Company completed a public offering of common stock, obtaining net proceeds of $14.6 million through the sale of 2.4 million shares at $6.50 per share.

The Company has reserved 9.4 million shares of common stock for issuance upon conversion of preferred stock, exercise of options and warrants, and for issuance under the 1995 Employee Stock Purchase Plan.


STOCKHOLDER RIGHTS PLAN

In April 1995, the Company adopted a Stockholder Rights Plan which provides for the distribution of rights ("Rights") to holders of outstanding shares of common stock. Pursuant to the plan, a portion of Convertible Preferred Stock was designated as Junior Preferred Stock, of which 350,000 shares were reserved for issuance upon exercise of the Rights. The Rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates or announces an offer to acquire 20 percent or more of the Company's voting stock. Each Right entitles the holder to buy one-hundredth of a share of Junior Preferred Stock at a price of $25. In addition, upon the occurrence of certain events, holders of Rights will be entitled to purchase either CoCensys' stock or shares in an "acquiring entity" at half of market value. The Company will generally be entitled to redeem the Rights at $.001 per right at any time until the tenth day following acquisition of a 20 percent position in its voting stock. The Rights expire in April 2005.

10.  STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, for certain options the Company recognizes as deferred compensation expense the excess of fair market value of the common stock at the date of grant over the aggregate exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the years ended December 31, 1996 and 1995, the Company recorded deferred compensation of $629,000 and $619,000, respectively, in connection with the issuance and termination of certain stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement.
The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995 respectively: risk-free interest rates of 6.2% and 5.9%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 44.2% and a weighted-average expected life of the option of 5.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------
                                             1996           1995
                                          ---------      ---------
     Net loss                             $ (19,745)     $ (18,395)
                                          ---------      ---------
                                          ---------      ---------
     Net loss per share                   $   (0.91)     $   (1.06)
                                          ---------      ---------
                                          ---------      ---------

The results above are not likely to be representative of the effects of applying SFAS No. 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years of vesting.

A summary of the Company's stock option activity, including those issued outside of plans, and related information is as follows (in thousands, except per share amounts):

                                    SHARES                                                        WEIGHTED-
                                  AVAILABLE       SHARES          OPTION           AGGREGATE       AVERAGE
                                     FOR           OUT-            PRICE            EXERCISE      EXERCISE
                                    GRANT        STANDING        PER SHARE           PRICE         PRICE
                               ---------------   --------       ------------       ----------     --------
BALANCE, DECEMBER 31, 1993           436          1,206         $.05 - $5.21       $ 1,337         $ 1.11
  Authorized                          60              -                                  -              -
  Granted                           (510)           510         $.20 - $4.25           900           1.76
  Exercised                            -            (68)         $.13 - $.50           (32)           .47
  Canceled and forfeited              47            (47)        $.20 - $5.21          (199)          4.23
                                  ------         ------                            -------
BALANCE, DECEMBER 31, 1994            33          1,601         $.05 - $5.21         2,006           1.25
  Authorized                       1,945              -                                  -              -
  Granted                           (940)           940         $.50 - $8.13         5,258           5.59
  Exercised                            -            (89)        $.05 - $5.21          (109)          1.22
  Canceled and forfeited              43            (43)        $.20 - $3.29           (92)          2.14
                                  ------         ------                            -------
BALANCE, DECEMBER 31, 1995         1,081          2,409         $.05 - $8.13         7,063           2.93
  Authorized                       2,800              -                                  -              -
  Granted                           (961)           961        $3.25 - $9.13         5,705           5.94
  Exercised                            -           (139)        $.20 - $5.21          (194)          1.40
  Canceled and forfeited             184           (184)        $.20 - $5.21          (942)          5.12
                                  ------         ------                            -------
BALANCE, DECEMBER 31, 1996         3,104          3,047         $.05 - $9.13        11,632         $ 3.82
                                  ------         ------                            -------
                                  ------         ------                            -------

The weighted-average fair value of options granted was $3.25 and $2.81 during 1996 and 1995, respectively. The weighted-average remaining contract life was
6.8 years and 6.5 years for 1996 and 1995, respectively.

The following table summarizes information about stock options outstanding at December 31, 1996:


         RANGE                                       WEIGHTED                         EXERCISE
          OF             NUMBER        REMAINING      AVERAGE          NUMBER           PRICE
       EXERCISE        OUTSTANDING    CONTRACTUAL    EXERCISE        EXERCISABLE      WEIGHTED-
        PRICES        (IN THOUSANDS)     LIFE          PRICE       (IN THOUSANDS)      AVERAGE
     -------------    --------------  -----------    --------      --------------     ---------
     $ .05 to .50          939            4.4         $  .31            938            $  .31
     1.50 to 1.69           20            7.5           1.50             13              1.51
     2.31 to 2.87          150            7.2           2.54             91              2.54
     3.00 to 3.93          581            7.7           3.42            221              3.34
     4.25 to 4.63           43            7.9           4.43             17              4.43
     5.00 to 5.88          322            8.1           5.52             86              5.06
     6.00 to 6.80          336            9.2           6.57             50              6.58
     7.00 to 7.75          499            7.1           7.08             85              7.02
     8.00 to 8.88           81            9.2           8.33              5              8.18
     9.00 to 9.13           76            6.8           3.86              -                 -

Options to purchase approximately 1.5 million, 1.1 million and 0.8 million shares of common stock were exercisable as of December 31, 1996, 1995 and 1994, respectively.

1990 STOCK OPTION PLAN

Under the Company's 1990 Stock Option Plan, as amended, options granted to purchase common stock of the Company may be either incentive stock options to employees or nonqualified stock options to employees, directors or consultants, at the discretion of the Board of Directors. The plan permits the Company to grant incentive stock options at 100% of the fair value at the date of grant, while nonqualified stock options may be granted at 50% of the fair value at the grant date. Options granted to date generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting begins on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting is subject to continued employment with the Company. The options expire ten years from the date of grant or 90 days from termination, if sooner.

1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

In December 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each such director is granted an option to purchase 20,000 shares of common stock (40,000 shares for the Chairman of the Board). At the beginning of each fiscal year, each non-employee director will be granted an option to purchase an additional 4,000 shares of common stock (8,000 for the Chairman). Vesting occurs in five equal annual installments from the date of the grant for each year that the optionee remains a director. Vesting accelerates upon certain changes in ownership of the Company. The exercise price of options under the Directors' Plan must equal or exceed the fair market value of the common stock on the date of the grant. Subject to approval by the stockholders, the plan was amended subsequent to year-end to increase the grant at the beginning of each fiscal year to each non-employee director to 8,000 shares of common stock (12,000 for the Chairman).

1995 EMPLOYEE STOCK PURCHASE PLAN

In March 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved 350,000 shares of common stock for issuance thereunder. Under the plan, employees purchased 112,743 and 39,730 shares of common stock in 1996 and 1995, respectively, at $3.83 to $7.12 per share.

1996 EQUITY INCENTIVE PLAN

In December 1996, the Company adopted the 1996 Equity Incentive Plan to provide for the issuance of stock options, restricted stock, stock bonuses and stock appreciation rights to employees, directors or consultants, at the discretion of the Board of Directors. The plan permits the Company to grant incentive stock options at 100% of the fair value at the date of grant, while nonqualified stock options may be granted at 85% of the fair value at the grant date. Options granted will generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting will begin on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting will be subject to continued employment with the Company. The options will expire ten years from the date of grant or 90 days from termination, if sooner. The Company has reserved
2.8 million shares of common stock for issuance under this plan. As of December 31, 1996, no options were issued or outstanding under the plan. The plan is subject to stockholder approval.

OTHER OPTIONS AND WARRANTS

In September 1990, the Company granted to a director of the Company an option to purchase 20,000 shares of common stock at $.05 per share, of any plans. The option is fully vested and expires in September 2001, or three months after termination as a director, if sooner.

In November 1995, the Company granted to an officer of the Company an option to purchase 25,000 shares of common stock at $.50 per share, outside of any plans. The option is fully vested and expires in November 2005.

In July 1992, the Company issued a warrant to purchase 42,000 shares of common stock at $5.00 per share in connection with a capital lease agreement. The warrant expires in July 2002.

11.  DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                               1996            1995
                                                             ---------       ---------
     DEFERRED TAX LIABILITIES
       Book/tax depreciation difference                      $    (115)      $       -
       Organization costs and patent amortization                    -            (386)
                                                             ---------       ---------
         Total deferred tax liabilities                           (115)           (386)
     DEFERRED TAX ASSETS
       Net operating loss carryovers                            22,937          16,068
       Research and development credit carryovers                3,612           3,223
       Capitalized state research and development costs          4,005           2,530
       Acea SRLY net operating loss carryover                        -           2,075
       Other                                                       158             253
                                                             ---------       ---------
         Total deferred tax assets                              30,712          24,149
     Valuation allowance for deferred tax assets               (30,597)        (23,763)
                                                             ---------       ---------
     Net deferred tax assets                                       115             386
                                                             ---------       ---------
     Net deferred taxes                                      $       -       $       -
                                                             ---------       ---------
                                                             ---------       ---------

At December 31, 1996, the Company had operating loss carryovers of approximately $53.2 million for federal income tax purposes. The federal loss carryovers begin to expire in 2004. For federal and California income tax purposes, the Company also had unused research and development credits of approximately $2.3 million and $1.3 million respectively, which expire beginning in 2004. The difference between the financial reporting and tax loss carryforwards for California purposes is attributable to the capitalization of research and development expenses and the 50% limitation on loss carryforwards for California tax purposes.

The Tax Reform Act of 1986 includes provisions which significantly limit potential use of net operating losses and tax credit carryovers in situations where there is a change in ownership, as defined in Internal Revenue Service
Section 382, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. The limitation is computed based upon the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt borrowing rate. California has enacted similar legislation. The Company has had stock issuances and ownership changes have occurred. The first ownership change occurred in 1990 with an annual limitation of approximately $400,000 on accumulated net operating losses of approximately $800,000. Another ownership change occurred as a result of the Acea acquisition in June 1994. The annual limitation is approximately $2.4 million on accumulated net operating losses of approximately $24.6 million.

In addition to the net operating losses discussed above, Acea had net operating loss carryovers at June 30, 1994 of approximately $6.3 million and $250,000 for federal and California income tax purposes, respectively, resulting from operations before being acquired by the Company. As a result of the acquisition, Acea experienced greater than 50% change in ownership. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of the Acea net operating loss carryovers is limited to approximately $900,000 per year. These carryovers begin to expire in 2007 for federal income tax purposes and 1997 for California income tax purposes. The ultimate realization of the benefits of these loss carryovers is dependent on future profitable operations.