Form 10-K/A
period 1996-12-31
COCENSYS INC
filed 1997-04-30
CIK 895034

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE NUMBER 0-20954

                                    COCENSYS, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                              94-3155379
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)



         213 TECHNOLOGY DRIVE
          IRVINE, CALIFORNIA                              92718
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 31, 1997 was $115,398,923.

    The Number of shares of Common Stock outstanding as of March 31, 1997, was 22,516,863.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           TABLE OF CONTENTS

ITEM                                                               PAGE NO.
----                                                               --------

Item 10 - Directors and Executive Officers of the Registrant . . . . . .   3

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .   6

Item 12 - Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . .  12

Item 13 - Certain Relationships and Related Transactions . . . . . . . .  15

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information regarding directors and executive officers of the Company.

NAME                              POSITION WITH THE COMPANY
----                              -------------------------
Lowell E. Sears(1)(2)(3)          Chairman of the Board

F. Richard Nichol, Ph.D.          President and Chief Executive Officer and Director

David A.H. Lee, M.D., Ph.D.       Executive Vice President, Research and Development

Eckard Weber, M.D.                Senior Vice President, Research and Drug Discovery and Director

Joann L. Data, M.D., Ph.D.        Senior Vice President, Clinical Development and Regulatory Affairs

Rick A. Henson                    President, Pharmaceutical Sales and Marketing Division

Peter E. Jansen                   Vice President and Chief Financial Officer

Nancy T.Y. Lan, Ph.D.             Vice President, Scientific Affairs and Intellectual Property

Kelvin W. Gee, Ph.D.              Chief Scientific Officer and Director

Alan C. Mendelson(2)(3)           Secretary and Director

James C. Blair, Ph.D.(1)(3)       Director

Robert G. McNeil, Ph.D.(1)(3)     Director

Timothy J. Rink, M.D., Sc.D.(1)   Director

-------------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.

    The Board of Directors is divided into three classes, each having a three-year term. Drs. Blair and Weber and Mr. Mendelson are Class I directors, whose terms expire in 1999; Drs. Nichol and Rink are Class II directors, whose terms expire in 1997; and Drs. McNeil and Gee and Mr. Sears are Class III directors, whose terms expire in 1998.

    Mr. Sears, 46, has served as a director of the Company since November 1994 and as Chairman of the Board since June 1995. He is the Chairman and Chief Executive Officer of Sears Capital Management, Inc., a private holding and investment company. From 1988 to April 1994, he was Chief Financial Officer of Amgen Inc., a biotechnology company. In addition to his role as Chief Financial Officer of Amgen, Mr. Sears served from 1992 to 1994 as Senior Vice President, responsible for the Asia-Pacific region. In this role, he established development, marketing and sales capabilities in a number of countries, including Japan and the People's Republic of China. He also served as Chief Executive Officer for the joint venture Kirin-Amgen Inc.
 Mr. Sears is director of Techne Corporation, Neose Technologies, Inc. and Activated Cell Therapy, Inc. Mr. Sears holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from Stanford University.

    Dr. Nichol, 54, joined the Company as its President, Chief Executive Officer and a Director in January 1997. From October 1995 until joining CoCensys, Dr. Nichol was a consultant providing clinical research and clinical data management expertise to biopharmaceutical and pharmaceutical organizations through his firm, Nichol Clinical Technologies Corporation. From 1975 until October 1995, he was President and Chief Executive Officer of IBRD, Inc. which has since become IBRD - Rostrum Global, Inc., a clinical research organization. Dr. Nichol is a director of G Recordings. He earned his B.S. in Science; his M.S. in Microbiology/Biophysics; and his Ph.D. in Microbiology from Pennsylvania State University.

    Dr. Lee, 47, joined the Company as its Executive Vice President, Research and Development in December 1992. From 1980 to December 1992, Dr. Lee held various positions at Solvay Duphar, a division of Solvay Corporation, a diversified chemicals and health care company in Brussels, Belgium. Dr. Lee served most recently as that company's Vice President, Research and Development, Pharmaceutical Division. Dr. Lee received his M.D. and Ph.D. degrees from the University of London. Dr. Lee is a Member of the Royal College of Physicians of London.

    Dr. Weber, 47, was elected to the Board of Directors of CoCensys in June 1994 pursuant to the terms of the agreement governing the Company's acquisition of Acea Pharmaceuticals, Inc. ("Acea"). He has been the Company's Senior Vice President, Research and Drug Discovery, since November 1995, and is a director, General Manager and scientific co-founder of Acea. He has been a Professor of Pharmacology at the University of California, Irvine since 1989. Dr. Weber received his Doctor of Medicine degree from the University of Ulm School of Medicine, West Germany. He also completed his internship at the University Hospital, University of Ulm School of Medicine.

    Dr. Data, 53, became the Company's Senior Vice President of Clinical Development and Regulatory Affairs in November 1996 after joining the Company as Senior Vice President, Regulatory and Medical Affairs in September 1996. From 1990 until 1996, Dr. Data held several positions at The Upjohn Company, a pharmaceutical company, the most recent of which was Corporate Vice President for Worldwide Pharmaceutical Regulatory Affairs and Project Management. Previously, she held a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development, from 1985 to 1990. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

    Mr. Henson, 47, joined the Company as Vice President of Sales in May 1994, became Vice President of Sales and Marketing Division in April 1996 and President, Pharmaceutical Sales and Marketing in November 1996. From 1988 to May 1994, Mr. Henson held various sales management positions at Ciba-Geigy Corporation (now Novartis), a pharmaceutical company, most recently as Midwest Regional Sales Director. Mr. Henson received his B.S. in Education from Wichita State University in 1973.

    Mr. Jansen, 60, joined the Company as Vice President and Chief Financial Officer in August 1996. During 1996, he served as Founder, President and Chief Executive Officer of Phytomedica Health Products, Inc. ("Phytomedica"), which was engaged in the research and development of plant-derived pharmaceuticals. From 1992 to 1996, Mr. Jansen was Senior Vice President and Chief Financial Officer for Genelabs Technologies, Inc., a biotechnology company. From 1975 to 1991, he held several executive finance positions, including Assistant Corporate Treasurer, at Abbott Laboratories. Mr. Jansen received his B.A. in Business Administration from Escola de Administracao de Empresas de Sao Paulo, Brazil, and his M.B.A. from Baylor University, where he was a Fulbright scholar. In 1996, Mr. Jansen filed a petition under Chapter 7 of the Federal Bankruptcy Code. The personal bankruptcy, which was discharged in December 1996, resulted from personal obligations incurred to finance Phytomedica.

    Dr. Lan, 50, co-founded the Company in February 1989 and has served as its Vice President, Scientific Affairs and Intellectual Property since August 1996. She also served as Director of Research and Development from August through October 1992 and Executive Director of Research and Development from October 1992 to January 1993 when she was named Vice President, Research and Drug Discovery. Dr. Lan is Adjunct Professor at the University of California, Irvine, Department of Pharmacology. From 1987 to August 1992, she was Research Associates Professor of Molecular Pharmacology and Toxicology at the University of Southern California School of Pharmacy. From July 1989 to August 1992, she was the Principal Investigator for research sponsored by the Company at the University of Southern California.

    Dr. Gee, 44, co-founded CoCensys in February 1989 and has been a director since that time. He also served as Chairman of the Board of the Company from inception until October 1991. He has served as the Company's Chief Scientific Officer on a consulting basis since October 1991. Since July 1996, Dr. Gee has been a Professor of Pharmacology at the University of California, Irvine, College of Medicine. From January 1992 to July 1996, Dr. Gee was an Associate Professor of Pharmacology at the same institution. From July 1985 to January 1992, Dr. Gee was an Assistant and then Associate Professor of Pharmacology at the University of Southern California. Dr. Gee received his Ph.D. in Pharmacology and Toxicology from the University of California, Davis in 1981.

    Mr. Mendelson, 49, has served as Secretary of the Company since July 1990 and as a director since April 1994. He has been a partner of Cooley Godward LLP, a private law firm and counsel to the Company, since 1980, and served as managing partner of its Palo Alto office from May 1990 through March 1995 and from November 1996 to the present. Mr. Mendelson also served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson is currently a director of Acuson Corporation, Isis Pharmaceuticals, Inc. and Elexsys International, Inc. Mr. Mendelson received his J.D. from Harvard University in 1973.

    Dr. Blair, 57, has served as a director of the Company since August 1990. He has been a general partner of Domain Associates, a venture capital management company, since July 1985. Dr. Blair is a director of Amylin Pharmaceuticals, Inc. and Dura Pharmaceuticals, Inc., Vice Chairman of the Board of Directors of Gensia, Inc. and Chairman of the Board of Directors of Houghten Pharmaceuticals. Dr. Blair holds a B.S.E. in Electrical Engineering from Princeton University and M.S.E. and Ph.D. degrees in Electrical Engineering from the University of Pennsylvania.

    Dr. McNeil, 53, co-founded the Company in February 1989. He served as Chief Executive Officer of the Company until October 1991 and as Chairman of the Board from October 1991 until June 1995. Dr. McNeil has been a general partner of Sanderling Ventures, a venture capital management company since 1979. In conjunction with his activities at Sanderling Ventures, Dr. McNeil has served as President and Chief Executive Officer of several biomedical companies. Currently, he serves on the Board of Directors of several private corporations. Dr. McNeil received a Ph.D. in Molecular Biology, Biochemistry and Genetics from the University of California, Irvine in 1972.

    Dr. Rink, 50, has served as a director of the Company since August 1990. Dr. Rink is Chairman of the Board of Directors, Chief Executive Officer and President of Aurora Biosciences Corporation. From February 1990 until November 1995, he served as President, Chief Technical Officer and as a director of Amylin Pharmaceuticals, Inc., a pharmaceutical company. From 1984 to January 1990, he served as Vice President, Research (U.K.) for SmithKline Beecham, plc. and from 1988 to February 1990, he was a founding member of the Emerging Technologies Committee of the Prime Minister's Advisory Council on Science and Technology in the United Kingdom. Dr. Rink is currently a director of NPS Pharmaceuticals, Inc. He received his M.D. and Sc.D. degrees from the University of Cambridge.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each non-employee director of the Company receives stock options under the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") as compensation for services on the Board of Directors. Option grants under the Directors' Plan are automatic and non-discretionary. The Directors' Plan provides for the grant of an option to purchase 20,000 shares (40,000 shares in the case of the Chairman of the Board) of Common Stock to each person who was a non-employee director on the Plan's adoption date or is elected for the first time as a non-employee director thereafter. Additionally, on January 2 of each year commencing in 1995, each non-employee director receives an option to purchase 4,000 shares (8,000 shares in the case of the Chairman of the Board) of Common Stock. Effective January 2, 1997, these annual option amounts have increased to 8,000 and 12,000 shares, respectively, subject to stockholder approval. During the last fiscal year, Drs. Blair, McNeil and Rink and Mr. Mendelson received options to purchase 4,000 shares of the Company's Common Stock and Mr. Sears received an option to purchase 8,000 shares. As of March 31, 1997, 8,000 options had been exercised under the Directors' Plan.

    Each non-employee director of the Company receives a fee of $2,500 for each meeting of the Board attended by such non-employee director in person, $500 for each telephonic meeting of the Board and $500 for each committee meeting attended by such non-employee director. The Chairman of the Board receives an additional $500 per month. All non-employee directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof in accordance with Company policy. In the fiscal year ended December 31, 1996, the total cash compensation paid to non-employee directors was $70,500.

     Mr. Sears and the Company entered into an agreement, effective as of October 1996, pursuant to which Mr. Sears shall be paid $3,300 per eight-hour day for additional services performed as Chairman, payable one-third in cash and two-thirds in common stock of the Company. In the fiscal year ended December 31, 1996, Mr. Sears received $1,104 cash compensation under the agreement. No shares of common stock have yet been issued to Mr. Sears under the agreement.

    Directors who are employees of the Company do not receive separate compensation for their services as directors.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table shows for the fiscal years ended December 31, 1996, 1995 and 1994, certain compensation awarded or paid to or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers (the "Named Executive Officers") at December 31, 1996:

                       SUMMARY COMPENSATION TABLE

                                                   ANNUAL              LONG-TERM
                                                COMPENSATION          COMPENSATION
                                             --------------------        AWARDS/
                                                                       SECURITIES
                                                                       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL                           SALARY        BONUS        OPTIONS        COMPENSATION
    POSITION                        YEAR       ($)          ($)           (#)              ($)
-----------------------------       ----     -------     ---------     ----------       ------------
Daniel L. Korpolinski (1)           1996     265,000(2)  79,500(3)          --             8,789(4)
  Former President and Chief        1995     244,750     95,493(5)     200,000            39,553(7)
  Executive Officer                 1994     224,500     60,494(6)          --            38,574(7)

David A. H. Lee M.D., Ph.D. (1)     1996     220,917     73,793(8)      40,000            28,572(11)
  Executive Vice President,         1995     206,433     69,610(9)     125,000            27,542(7)
  Research and Development          1994     191,267     54,610(10)         --            23,731(12)

Eckard Weber, M.D. (1)              1996     202,083     35,000         40,000                --
  Senior Vice President,            1995     121,917(13)     --             --                --
  Research and Drug Discovery

Peter E. Jansen (1)                 1996      72,917     28,229         115,000           28,193(14)
  Vice President and
  Chief Financial Officer

Rick A. Henson (15)                 1996     154,750     97,828(16)     120,000           42,943(18)
  President, Pharmaceutical Sales   1995     136,250     59,012(17)      60,000           18,058(7)
  and Marketing Division

Nancy T.Y. Lan, Ph.D.               1996     145,294     37,210          95,000            1,453(19)
  Vice President, Scientific        1995     138,375         --              --
  Affairs and Intellectual          1994     130,750         --              --
  Property

Joann L. Data, Ph.D.                1996      66,667     56,667         120,000           60,410(20)
  Senior Vice President,
  Clinical Development and
  Regulatory Affairs

----------------

(1)  Mr. Korpolinski resigned his positions with the Company on October
     30, 1996. Drs. Lee and Weber and Mr. Jansen served as the Company's Office of the President from November 1, 1996 until January 29, 1997, when F. Richard Nichol, Ph.D. became the Company's President and Chief Executive Officer.
(2) Includes payment of $44,167 pursuant to a Transition and Consulting Agreement between the Company and Mr. Korpolinski.
(3) Paid pursuant to a Transition and Consulting Agreement between the Company and Mr. Korpolinski.
(4) Consists of $2,650 in 401(k) employer matching contributions and payments for term life insurance and tax gross-up.
(5) Consists of a cash bonus of $60,000 and cancellation of indebtedness and related interest in the amount of $35,493.
(6) Consists of a cash bonus of $25,000 and cancellation of indebtedness and related interest in the amount of $35,494.

(7)  Consists of payments for term life insurance and tax gross-ups.
(8) Consists of a cash bonus of $44,183 and cancellation of indebtedness and related interest in the amount of $29,610.
(9) Consists of a cash bonus of $40,000 and cancellation of indebtedness and related interest in the amount of $29,610.
(10) Consists of a cash bonus of $25,000 and cancellation of indebtedness and related interest in the amount of $29,610.
(11) Consists of $2,209 in 401(k) employer matching contributions and tax gross-up in connection with cancellation of indebtedness.
(12) Consists of tax gross-up in connection with cancellation of indebtedness.
(13) Includes consulting payments to Dr. Weber prior to his becoming an executive officer of the Company.
(14) Consists of relocation expenses of $10,208 and tax gross-ups.
(15) Mr. Henson became an executive officer in 1995.
(16) Consists of bonuses totalling $51,316 and cancellation of indebtedness and related interest in the amount of $46,512.
(17) Consists of a cash bonus of $36,879 and cancellation of indebtedness and related interest in the amount of $22,183.
(18) Consists of $1,548 in 401(k) employer matching contributions and tax gross-up in connection with cancellation of indebtedness.
(19) Consists of 401(k) employer matching contributions.
(20) Consists of relocation expenses of $13,127 and tax gross-ups.

                          STOCK OPTION GRANTS AND EXERCISES

    The following tables show for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                          OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS                                    POTENTIAL REALIZABLE
                        -------------------------------------------------------------------------------    VALUE AT ASSUMED
                                                                                               VALUE AT    ANNUAL RATES OF STOCK
                        NUMBER OF       % OF TOTAL                                             GRANT       PRICE APPRECIATION FOR
                        SECURITIES      OPTIONS/SARS      EXERCISE  MARKET                     DATE        OPTION TERM(3)
                        UNDERLYING      GRANTED TO        OR BASE   PRICE ON                   MARKET      ----------------------
                        OPTIONS/SARS    EMPLOYEES IN      PRICE     DATE OF     EXPIRATION     PRICE
NAME                    GRANTED(#)(1)   FISCAL YEAR(2)    ($/SH)    GRANT       DATE           0% ($)      5% ($)      10% ($)
----------------------  -------------   --------------    -------   --------    ----------     --------    ------      -------
Daniel L. Korpolinski .      --            --              --       --            --               --             --          --

David A. H. Lee . . . .    40,000           4.2            5.875    5.875      12/16/06            --        147,790     374,529

Eckard Weber, M.D . . .    40,000           4.2            5.875    5.875      12/16/06            --        147,790     374,529

Peter E. Jansen . . . .    75,000           7.8            3.438    6.875      08/01/06       257,813        582,086    1,079,586
                           40,000           4.2            5.875    5.875      12/16/06            --        147,790      374,529

Rick A. Henson  . . . .    70,000           7.3            8.875    8.875      01/01/06            --        390,701      990,113
                           50,000           5.2            5.875    5.875      12/16/06            --        208,321      527,927

Nancy T.Y. Lan, Ph.D. .    65,000           6.8            3.250    6.500      04/10/06       211,250        278,436      568,494
                           30,000           3.1            5.875    5.875      12/16/06            --        110,843      280,897

Joann L. Data, Ph.D . .    90,000           9.4            3.500    7.000      09/01/06       315,000        711,204    1,319,058
                           30,000           3.1            5.875    5.875      12/16/06            --        110,843      280,897

--------------
(1) Unless otherwise indicated, options generally vest at the rate of 25 percent on the first anniversary date of grant and 1/36th per month thereafter over the next 36 months so that the grant is fully-vested four years from the date of grant. The options shall continue in full force and effect upon a change in control, as defined in the Company's option plans, unless the acquiring company refuses to continue or assume said options or to substitute similar options, in which event the vesting of such options shall be accelerated. The Board of Directors may reprice options under the terms of the Company's option plans.

(2) Based on options covering 961,000 shares granted in 1996.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

    The following table shows for the fiscal year ended December 31, 1996, certain information regarding options exercised by and held at year end by the Named Executive Officers:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING            VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                                                    AT FY-END (#)              AT FY-END ($)
                           SHARES ACQUIRED        VALUE             EXERCISABLE/               EXERCISABLE/
        NAME               ON EXERCISE (#)      REALIZED ($)       UNEXERCISABLE            UNEXERCISABLE (1)
-----------------------    ---------------      ------------    ---------------------       -------------------
Daniel L. Korpolinski. .             --                --          340,624/121,875           2,373,124/121,875

David A. H. Lee. . . . .         11,000            72,875          203,978/128,021           1,326,912/213,713

Eckard Weber, M.D. . . .             --                --          66,841/228,216             228,429/301,000

Peter E. Jansen  . . . .             --                --            0/115,000                   0/404,375

Rick A. Henson . . . . .             --                --          27,916/172,083              98,954/89,789

Nancy T.Y. Lan Ph.D. . .             --                --         172,435/203,600            1,117,716/69,284

Joann L. Data, Ph.D. . .             --                --            0/120,000                    0/468,750

-----------------------
(1) Fair market value of the Company's Common Stock at December 31, 1996 ($8.00) minus the exercise price of the options.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    In August 1992, the Company entered into an agreement with Dr. Lee for his employment with the Company and his initial base salary and annual bonus.
Dr. Lee's employment under the agreement may be terminated at any time, with or without cause. The agreement further provides that in the event he is terminated other than for cause, Dr. Lee will continue to receive his standard group benefits, insurance benefits and base salary for four months after the effective date of notice of termination.

    In October 1996, the Company entered into an agreement with Mr. Henson pursuant to which Mr. Henson receives an initial base salary of $190,000 per year and an annual bonus of 20 to 25 percent of his base salary based on achieving certain performance objectives, paid in equal quarterly installments. Mr. Henson was also granted stock options for 50,000 shares of the common stock of the Company. Mr. Henson's employment under the agreement may be terminated at any time, with or without cause. The agreement further provides that in the event Mr. Henson is terminated other than for cause, Mr. Henson will continue to receive his base salary until he accepts an offer of employment or for a maximum period of twelve (12) consecutive months.

    In January 1997, the company entered into a severance agreement with Dr. Nichol which provides that, in the event of any termination of employment without cause, the Company will continue payment of Dr. Nichol's base salary for a period of six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors currently is composed of Drs. Blair, McNeil and Rink and Mr. Sears. Mr. Mendelson served on the Compensation Committee during 1996 until June 11. Mr. Mendelson, Secretary and a director of the Company, is a partner of Cooley Godward LLP, counsel to the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1997 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock.

                                                    BENEFICIAL OWNERSHIP (1)
                                                   -------------------------
                                                   NUMBER OF      PERCENT OF
    BENEFICIAL OWNER                                 SHARES          TOTAL
    ----------------                               ---------      ----------

Entities Affiliated with Sanderling Ventures (2)
  2730 Sand Hill Road, Suite 200
  Menlo Park, CA 94025 . . . . . . . . . . . . .   2,556,029        11.27%
Entities affiliated with Domain Associates (3)
  One Palmer Square
  Princeton, NJ 08542. . . . . . . . . . . . . .   2,414,487        10.54%
Novartis Pharma AG
(formerly Ciba-Geigy Limited)
  Klybeckstrasse 141
  Ch-4002, Basel
  Switzerland. . . . . . . . . . . . . . . . . .   2,378,192        10.56%
Robert G. McNeil (2)
  c/o Sanderling Ventures
  2370 Sand Hill Road, Suite 200
  Menlo Park, CA 94025 . . . . . . . . . . . . .   2,556,029        11.27%
James C. Blair (3)
  c/o Domain Associates
  One Palmer Square
  Princeton, NJ 08542 . . . . . . . . . . . . . .  2,414,487        10.54%
Joann L. Data . . . . . . . . . . . . . . . . . .         --           --
Kelvin W. Gee (4) . . . . . . . . . . . . . . . .    556,086         2.47%
Rick A. Henson (5). . . . . . . . . . . . . . . .     62,349            *
Peter E. Jansen . . . . . . . . . . . . . . . . .         --           --
Daniel L. Korpolinski (6) . . . . . . . . . . . .    373,903         1.64%
Nancy T.Y. Lan (7). . . . . . . . . . . . . . . .    240,797         1.06%
David A. H. Lee (8) . . . . . . . . . . . . . . .    245,527         1.08%
Alan C. Mendelson (9) . . . . . . . . . . . . . .     47,685            *
F. Richard Nichol . . . . . . . . . . . . . . . .         --           --
Timothy J. Rink (10). . . . . . . . . . . . . . .     44,000            *
Lowell E. Sears (11). . . . . . . . . . . . . . .     52,083            *
Eckard Weber (12) . . . . . . . . . . . . . . . .    573,137         2.54%


All executive officers and directors
as a group (14 persons)(13) . . . . . . . . . . .  7,166,083        29.73%
---------------
* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 22,516,863 shares outstanding on March 31, 1997, adjusted as required by rules promulgated by the SEC.

(2) Consists of 882,394 shares held of record by Sanderling Venture Partners III, L.P. ("Sanderling Ventures III") and 69,834 shares issuable to Sanderling Ventures III upon the exercise of currently exercisable warrants; 179,601 shares held of record by Sanderling III Biomedical, L.P. ("Sanderling Biomedical III") and 12,036 shares issuable to Sanderling Biomedical III upon the exercise of currently exercisable warrants; 465,247 shares held of record by Sanderling III Limited, L.P. ("Sanderling III") and 36,175 shares issuable to Sanderling III upon the exercise of currently exercisable warrants; 5,032 shares issuable to Sanderling Ventures Management ("Sanderling Ventures Management") upon the exercise of currently exercisable warrants; 385,636 shares held of record by Sanderling Venture Partners II, L.P. ("Sanderling Ventures II"); 196,815 shares held of record by Sanderling Ventures Limited, L.P. ("Sanderling Ventures Limited"); 179,601 shares held of record by Sanderling Biomedical, L.P. ("Sanderling Biomedical"); and 99,658 shares held of record by Dr. McNeil and 44,000 shares subject to stock options held by Dr. McNeil exercisable within 60 days of the date of this table. Dr. McNeil, a director of the Company and a general partner of each of Sanderling Biomedical III, Sanderling III, Sanderling Ventures Management, Sanderling Ventures II, Sanderling Ventures Limited and Sanderling Biomedical, has voting and investment power with respect to all of such shares and may be deemed to be the beneficial owner of all such shares.

(3) Consists of 1,138,212 shares held of record by Domain Partners II, L.P. ("Domain II") and 18,923 shares issuable to Domain II upon the exercise of currently exercisable warrants; 846,154 shares held of record by Domain Partners III, L.P. ("Domain III") and 338,462 shares issuable to Domain III upon the exercise of currently exercisable warrants;
     29,615 shares held of record by DP III Associates, L.P. ("DP III") and 11,846 shares issuable to DP III upon the exercise of currently exercisable warrants; and 15,275 shares held by James C. Blair and 16,000 shares subject to stock options held by Dr. Blair exercisable within 60 days of the date of this table. Dr. Blair, a director of the Company, is a general partner of the general partner of each of Domain, Domain II, Domain III and DP III. He has voting and investment power with respect to such shares, and may be deemed to be the beneficial owner of such shares.

(4) Includes 24,000 shares subject to stock options held by Dr. Gee exercisable within 60 days of the date of this table and 47,600 shares held of record by members of Dr. Gee's immediate family.

(5) Includes 59,582 shares subject to stock options held by Mr. Henson exercisable within 60 days of the date of this table.

(6) Includes 350,779 shares subject to stock options held by Mr. Korpolinski exercisable within 60 days of the date of this table.

(7) Includes 20,000 shares held of record by Dr. Lan as Custodian and 173,600 shares subject to stock options held by Dr. Lan.

(8) Includes 3,000 shares held of record by Dr. Lee's minor son of which Dr. Lee disclaims beneficial ownership and 216,988 shares subject to stock options held by Dr. Lee exercisable within 60 days of the date of this table.

(9)  Consists of 400 shares held in trust for the benefit of Mr.
     Mendelson's children, of which Mr. Mendelson's spouse is trustee and of which Mr. Mendelson disclaims beneficial ownership; a total of 1,000 shares held in two trusts for which Mr. Mendelson has no control over the management of purchases and sales under said trusts and of which Mr. Mendelson disclaims beneficial ownership; 2,746 shares held directly by Mr. Mendelson; 5,385 shares held by CGCH&T SD & PST FBO Mr. Mendelson (the "Mendelson Trust") and 2,154 shares issuable to the Mendelson Trust upon the exercise of currently exercisable warrants; and 36,000 shares subject to stock options held by Mr. Mendelson exercisable within 60 days of the date of this table.

(10) Consists of 44,000 shares subject to stock options held by Dr. Rink exercisable within 60 days of the date of this table.

(11) Includes 10,500 shares held of record by Mr. Sears, 37,583 shares subject to stock options held by Mr. Sears exercisable within 60 days of the date of this table and 4,000 shares issuable upon the exercise of currently exercisable warrants.

(12) Consists of 490,671 shares held of record by Dr. Weber, and 82,466 shares subject to stock options held by Dr. Weber exercisable within 60 days of the date of this table.

(13) Includes 4,303,275 shares held by entities affiliated with two directors; 1,084,998 shares subject to stock options held by all officers and directors exercisable within 60 days of the date of this table; and 498,462 shares issuable upon the exercise of currently exercisable warrants held by certain officers and entities affiliated with two directors. See Notes (2) through (12) above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LOANS TO OFFICERS

    In May 1993, in connection with his relocation to California, the Company made a secured loan in the principal amount of $100,000 to Dr. Lee. The loan bears interest at the rate of 8.5 percent per year and is secured by a deed of trust on Dr. Lee's residence. The loan is repayable over four years in equal monthly installments. As of March 31, 1997, principal in the amount of $4,734.82 was outstanding on the loan.

    In July 1994, in connection with his relocation to California, the Company made two secured loans, each in the principal amount of $75,000, to Mr. Henson. One loan bears interest at the rate of 8.5 percent per year. The other does not bear interest and is repayable upon the sale of Mr. Henson's residence. Both loans are secured by deeds of trust on Mr. Henson's residence. The non-interest bearing loan was amended in 1996 to be forgivable over four years in equal annual installments of $18,750. As of March 31, 1997, the aggregate principal amount of $81,072 was outstanding on the loans.

    In January 1997, in connection with her relocation to California, the Company made a secured loan in the principal amount of $100,000 to Dr. Data. The loan bears no interest until January 31, 2001 and is secured by a deed of trust on Dr. Data's home. The loan is repayable over four years in equal monthly installments. As of March 31, 1997, principal in the amount of $96,519 was outstanding on the loan.

INDEMNIFICATION AGREEMENTS

    The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

    See "Compensation on Committee Interlocks and Insider Participation".

                                SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COCENSYS, INC.


April 30, 1997                    By  /s/ F. Richard Nichol
                                     ----------------------------------
                                     F. Richard Nichol, Ph.D.
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.