Form 10-Q
period 1997-03-31
COCENSYS INC
filed 1997-05-14
CIK 895034

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ________ to ________

                          Commission File Number 0-20954


                                  COCENSYS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                              33-0538836
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                       213 TECHNOLOGY DRIVE, IRVINE, CA  92718
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (714) 753-6100
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                     No
                         -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             $.001 PAR VALUE                            22,517,321
          (CLASS OF COMMON STOCK)              (OUTSTANDING AT MAY 9, 1997)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                COCENSYS, INC.

                              TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                    -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS.

                    Condensed Balance Sheets as of March 31, 1997
                    and December 31, 1996                                  3

                    Condensed Statements of Operations for the
                    three-month periods ended March 31, 1997 and 1996
                    and the period from inception (February 15, 1989)
                    through March 31, 1997                                 4

                    Condensed Statements of Cash Flows for the
                    three-month periods ended  March 31, 1997 and 1996
                    and the period from inception (February 15, 1989)
                    through March 31, 1997                                 5

                    Notes to Condensed Financial Statements                6


          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                  10


PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                     14


SIGNATURES                                                                15

                                 COCENSYS, INC.
                         (A development stage company)

                            CONDENSED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                 MARCH 31,       DECEMBER 31,
                                                   1997              1996
                                               ------------     -------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $      2,195     $       1,050
  Short-term investments                             11,079            16,949
  Receivables from corporate partners                   632               659
  Other current assets                                  442               556
                                               ------------     -------------
TOTAL CURRENT ASSETS                                 14,348            19,214

Property and equipment, net                           2,656             2,685
Notes receivable from officers                          203               126
Other assets, net                                        26                26
                                               ------------     -------------
                                               $     17,233      $     22,051
                                               ------------     -------------
                                               ------------     -------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $       1,354     $       1,437
  Other accrued liabilities                           1,974             2,556
  Advances from corporate partners                       99               446
  Capital lease obligation - current portion            477               341
                                               ------------     -------------
TOTAL CURRENT LIABILITIES                             3,904             4,780

Capital lease obligation, less current portion          275               284
Other liabilities                                        39                40

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value,
    5,000,000 shares authorized; 100,000 shares
    Series B convertible issued and outstanding       7,000             7,000
Common stock - $.001 par value,
    75,000,000 shares authorized; 22,495,769 shares
    issued and outstanding at March 31, 1997 and
    22,083,346 at December 31, 1996                  95,909            93,986
Deficit accumulated during the development stage    (89,243)          (83,162)
Deferred compensation                                  (639)             (905)
Unrealized gain (loss) on investments                   (12)               28
                                               ------------     -------------
TOTAL STOCKHOLDERS' EQUITY                           13,015            16,947
                                               ------------     -------------
                                               ------------     -------------
                                               $     17,233      $     22,051
                                               ------------     -------------
                                               ------------     -------------

                             See accompanying notes

                                COCENSYS, INC.
                        (A development stage company)

                     CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                  THREE MONTHS ENDED        (FEBRUARY 15,
                                                                       MARCH 31,               1989) TO
                                                               --------------------------      MARCH 31,
                                                                  1997            1996           1997
                                                               -----------    -----------    -----------
REVENUES
  Co-promotion revenues from corporate partners                $     1,123    $       798    $    28,024
  Co-development revenues from corporate partners                      702            833          8,745
                                                               -----------    -----------    -----------
Total revenues                                                       1,825          1,631         36,769
                                                               -----------    -----------    -----------
OPERATING EXPENSES
  Research and development                                           5,432          4,823         73,604
  Marketing, general and administrative                              2,679          2,663         40,309
  Acquired research and development and advances to Acea                 -              -         14,879
                                                               -----------    -----------    -----------
Total operating expenses                                             8,111          7,486        128,792
                                                               -----------    -----------    -----------
                                                               -----------    -----------    -----------

OPERATING LOSS                                                      (6,286)        (5,855)       (92,023)

Interest income                                                        219            272          3,774
Interest expense                                                       (14)           (30)          (994)
                                                               -----------    -----------    -----------

NET LOSS                                                       $    (6,081)   $    (5,613)   $   (89,243)
                                                               -----------    -----------    -----------
                                                               -----------    -----------    -----------

Net loss per share                                             $     (0.27)   $     (0.26)
                                                               -----------    -----------
                                                               -----------    -----------

Shares used in computing net loss per share                         22,251         21,193
                                                               -----------    -----------
                                                               -----------    -----------

                             See accompanying notes

                                COCENSYS, INC.
                        (A development stage company)


                     CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                                                                                 THREE MONTHS ENDED        (FEBRUARY 15,
                                                                                       MARCH 31,              1989) TO
                                                                               -------------------------      MARCH 31,
                                                                                 1997            1996           1997
                                                                               ----------     ----------     ----------
OPERATING ACTIVITIES
Net loss                                                                       $   (6,081)    $   (5,613)    $  (89,243)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       267            488          6,156
  Amortization of deferred compensation                                                74            201          3,412
  Issuance of stock and warrants for services                                           -              -          1,917
  Loss on sale of fixed assets                                                          -              -             26
  Acquired research and development                                                     -              -         12,279
  Decrease (increase) in other current assets                                         114           (328)          (514)
  Decrease (increase) in receivable from corporate partner                             27              -           (632)
  Increase (decrease) in advances from corporate partners                            (347)         1,547             99
  Increase (decrease) in accounts payable and other accrued liabilities              (665)          (632)         3,092
                                                                               ----------     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                                              (6,611)        (4,337)       (63,408)
                                                                               ----------     ----------     ----------
INVESTING ACTIVITIES
Decrease (increase) in short-term investments                                       5,830        (10,297)       (11,092)
Purchase of property and equipment                                                   (238)          (264)        (5,863)
Increase in other assets and notes receivable from officers                           (77)            (6)          (385)
Cash received on sale of fixed assets                                                   -              -             19
Increase in deferred sales organization costs                                           -              -         (1,571)
Increase in deferred patent costs                                                       -              -           (904)
Acquisition of Acea Pharmaceuticals, net of cash acquired                               -              -            (62)
                                                                               ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 5,515        (10,567)       (19,858)
                                                                               ----------     ----------     ----------
FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                     2,115         14,676         60,900
Net cash proceeds from issuance of preferred stock                                      -              -         23,381
Proceeds from sale/leaseback of fixed assets and notes payable                        334            253          4,567
Payments on capital lease obligations and notes payable                              (208)          (270)        (3,387)
                                                                               ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,241         14,659         85,461
                                                                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,145           (245)         2,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,050          6,895              -
                                                                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    2,195     $    6,650     $    2,195
                                                                               ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $       14     $       30     $      768
                                                                               ----------     ----------     ----------


                             See accompanying notes

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three-month periods ended March 31, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of operating results to be expected for the full year.

    REVENUE AND EXPENSE RECOGNITION

    See Notes 2, 3, 4 and 5 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents from stock options and warrants are excluded from the calculation as their effect would be antidilutive.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


2.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

    In October 1995, the Company entered into a collaboration with Warner-Lambert Company and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain CNS disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "Warner Collaboration Agreement"), for the worldwide development and

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

    commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement, pursuant to which the Company co-promotes Parke-Davis' CNS drug, Cognex, to United States neurologists for the treatment of Alzheimer's disease.

    The original Parke-Davis Promotion Agreement, entered into in October 1995, was terminated on December 31, 1996, when a revised promotion agreement took effect. Under the original Parke-Davis Promotion Agreement, the Company realized co-promotion revenues from its share of sales of Cognex above certain baseline levels specified in the contract. The agreement provided for funds to be prepaid to the Company each quarter to cover training and operating expenses incurred by the CoCensys sales force to promote Cognex. Under the revised Parke-Davis Promotion Agreement, the Company realizes co-promotion revenues based upon the number of prescriptions for Cognex written by certain targeted neurologists and other doctors during each quarter, with a specified minimum payment. The agreement provides that funds equal to the specified minimum payment will be prepaid to the Company each quarter to cover training and operating expenses to be incurred by the CoCensys sales force to promote Cognex. The agreement is scheduled to terminate December 31, 1997. Either party has the right to terminate the Promotion Agreement earlier, without cause.

    Under the Warner Collaboration Agreement, both companies are sharing technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Warner-Lambert is obligated to pay its specified portion of the development costs and to make certain milestone payments, upon achievement of certain clinical development and regulatory milestones, for each development compound. Payments received under the Warner Collaboration Agreement will be recognized as co-development revenues by the Company.

    Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997.

3.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

    In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug Eldepryl to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superceded by the 1997 Somerset Promotion Agreement which is subject to certain provisions for early termination and renewal. Under the 1997 Somerset Promotion Agreement, CoCensys has the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States. Under the 1997 Somerset Promotion Agreement, CoCensys is compensated based upon the number of details undertaken and gross sales of Eldepryl.

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS





    Compensation paid to CoCensys is subject to adjustment in the event of governmental or other third-party actions that may materially affect it. To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are subject to repayment on a pro rata basis if specified numbers of details are not undertaken by the Company on behalf of Somerset.

4.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

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

5.  MARKETING AND DEVELOPMENT COLLABORATION WITH NOVARTIS PHARMA, A.G.

    In May 1994, the Company entered into a marketing and development collaboration with Novartis Pharma, A.G. (formerly Ciba-Geigy Limited) for the co-promotion by the Company of certain Novartis products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consisted of the Novartis Promotion Agreement and the Novartis Research and Development Agreement.

    Pursuant to the Novartis Promotion Agreement, CoCensys established a sales force to co-promote and market certain Novartis products in the United States initially to psychiatrists. The agreement provided for the advance of funds to the Company to cover a portion of the expenses incurred by the CoCensys sales force in promoting the Novartis products. CoCensys realized co-promotion revenues from its share of sales of Novartis products above certain baseline levels specified in the contract. The Novartis Promotion Agreement terminated at the end of 1996.

    In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock and agreed to make certain nonrefundable milestone payments in

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

    connection with specified events in the course of the development of ACEA 1021. Novartis has advised the Company that it will not continue the development of ACEA 1021. The agreement will terminate in October 1997. There can be no assurance that the Company will be able to secure another partner to continue the development of ACEA 1021.

6.  SUBSEQUENT EVENT

    On May 12, 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation. Under the terms of the agreement, Wyeth-Ayerst will pay CoCensys upfront payments of $5 million in licensing fees and $5 million to purchase convertible preferred stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $3 million per year for up to three years
    to identify back-up compounds.   Wyeth-Ayerst will be responsible for the
    development of Co 2-6749. The Company and Wyeth-Ayerst will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty payments. The preferred stock will be convertible into common stock after May 12, 1999, into a number of shares of common stock equal to $5 million divided by the conversion price, which will be determined at the time of conversion (subject to certain minimum and maximum limits).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K.

    OVERVIEW

    CoCensys, Inc. is a biopharmaceutical company dedicated to the discovery, development, marketing and sales of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and enzymes and their ligands and inhibitors through three technology platforms: GABA receptor enhancers or Epalons; glutamate antagonists; and ICE-like protease inhibitors.

    The Company's lead Epalon compound, CCD 1042 (ganaxolone), an anticonvulsant and anti-migraine compound, is in separate Phase II clinical trials for pediatric epilepsy, adult epilepsy and migraine. The Company anticipates that CCD 3693, its lead compound for the treatment of insomnia, will enter Phase I trials in the second quarter of 1997.

    Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from product co-promotion activities and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of March 31, 1997, the Company's accumulated deficit was approximately $89.2 million.

    RESULTS OF OPERATIONS

    The Company recognized $1,123,000 in co-promotion revenues for the three-month period ended March 31, 1997, compared to $798,000 during the same period in 1996. This increase is due primarily to higher revenues under the Parke-Davis Promotion Agreement. Due to the nature of its co-promotion agreements, the Company has historically reported a disproportionately large share of its co-promotion revenues during the fourth quarter. The decrease in revenue for the first quarter of 1997 of $3.1 million as compared to the fourth quarter of 1996 is attributable principally to this factor.

    The Company recognized $702,000 in co-development revenues for the three-month period ended March 31, 1997 compared to $833,000 for the same period of 1996, principally as a result of lower co-development revenue from to the ACEA 1021 program, partially offset by increased funding from Searle related to the development of CCD 3693.

    Research and development ("R&D") expenses increased to $5.4 million for the three-month period ended March 31, 1997, from $4.8 million in the first quarter of the prior year. This increase resulted primarily from higher product development costs and additional staffing required to support Phase II clinical trials of CCD 1042 in migraine and epilepsy and pre-clinical development of CCD 3693. These increases were partially offset by lower product development costs associated with the ACEA 1021 program. Clinical development of ACEA 1021 was suspended in April 1997 following the decision of the Company's development partner, Novartis Pharma A.G. ("Novartis"), not to continue participation in the development of ACEA 1021. The Company does not intend to resume clinical development of ACEA 1021 until it secures another partner.

    Marketing, general and administrative expense was $2.7 million for the first quarter in each of 1997 and 1996.

    Interest income was $219,000 for the three-month period ended March 31, 1997 compared to $272,000 for the same quarter in 1996. The decrease was due to lower cash and short-term investment balances in the first quarter of the current year when compared to the same quarter a year earlier.


    LIQUIDITY AND CAPITAL RESOURCES

    From its inception in February 1989 through March 31, 1997, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $84.3 million through sales of these securities. As of March 31, 1997, the Company's balance of cash, cash equivalents and short-term investments totaled $13.3 million, compared to $18.0 million at December 31, 1996. In March 1997, Warner Lambert purchased $2.0 million of the Company's common stock. Subsequent to the end of the first quarter, the Company received $10.7 million from Wyeth-Ayerst and American Home Products, its parent, related to the Co 2-6749 development and commercialization agreement signed on May 12, 1997.

    As of March 31, 1997, the Company had invested $5.9 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.0 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

    Pursuant to the Parke-Davis Promotion Agreement, the Company promotes Parke-Davis' CNS drug, Cognex-Registered Trademark-, to neurologists in the United States. Funds are prepaid to the Company quarterly to cover the training and operating expenses incurred by the Company's sales force in promoting Cognex. The Company will recognize co-promotion revenues from its share of sales of Cognex above certain base levels specified in the contract.

    Pursuant to the Warner Collaboration Agreement, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Also pursuant to this contract, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997.

    Pursuant to the 1997 Somerset Promotion Agreement, the Company promotes Somerset's drug Eldepryl-Registered Trademark- to certain neurologists and other physicians in the United States. Funds are advanced to the Company quarterly to cover a portion of the training and operating expenses incurred by the Company's sales force in promoting Eldepryl.

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

    ADDITIONAL RISKS

    In addition to those discussed above, the Company is subject to the following risks:

    The Company's product candidates are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. The Company's strategy for the development, clinical testing and commercialization of its products includes entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate further collaborative arrangements on acceptable terms, if at all, or that its current collaborative efforts will be successful. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable clinical trials could result in cancellation of future clinical studies. Inherent in the fact that CoCensys is an early stage biopharmaceutical company are a range of additional risks, including those associated with obtaining and enforcing patents and protecting proprietary technology and the risk of regulatory change, among others.

    The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded biopharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's common stock. The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital-intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products.
    Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable results of clinical trials results could cause result in cancellation of future clinical studies.

                                 COCENSYS, INC.


PART II.      OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit
              27.1 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                COCENSYS, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                 CoCensys, Inc.








Date: 5-13-97                              By: /s/ F. Richard Nichol, Ph.D.
-------------                                 -------------------------------
                                                 F. Richard Nichol, Ph.D.
                                          President and Chief Executive Officer
                                               (PRINCIPAL EXECUTIVE OFFICER)





Date: 5-13-97                              By: /s/ Peter E. Jansen
-------------                                 -------------------------------
                                                      Peter E. Jansen
                                                  Chief Financial Officer
                                                 (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)