Form 10-Q
period 1997-06-30
COCENSYS INC
filed 1997-08-06
CIK 895034

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

                   Yes    X       No
                       -------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             $.001 PAR VALUE                     22,661,489
          (CLASS OF COMMON STOCK)       (OUTSTANDING AT JULY 31, 1997)


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                COCENSYS, INC.
                         (A development stage company)

                               TABLE OF CONTENTS

                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                 Condensed Balance Sheets as of June 30, 1997
                 and December 31, 1996                                    3

                 Condensed Statements of Operations for the
                 three-month and six-month periods ended
                 June 30, 1997 and 1996 and the period from
                 inception (February 15, 1989) through June 30, 1997      4

                 Condensed Statements of Cash Flows for the
                 three-month and six-month periods ended
                 June 30, 1997 and 1996 and the period from
                 inception (February 15, 1989) through June 30, 1997      5

                 Notes to Condensed Financial Statements                  6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.                    10


PART II. OTHER INFORMATION

         ITEM 2. CHANGES IN SECURITIES.                                  14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                       14


SIGNATURES                                                               16

                                COCENSYS, INC.
                         (A development stage company)

                           CONDENSED BALANCE SHEETS
              (In thousands, except share and par value amounts)

                                                         JUNE 30,      DECEMBER 31,
                                                           1997           1996
                                                       -----------     ------------
                                                       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                               $  2,192       $  1,050
 Short-term investments                                    15,180         16,949
 Receivables from corporate partners                          657            659
 Other current assets                                         810            556
                                                         --------       --------
TOTAL CURRENT ASSETS                                       18,839         19,214

Property and equipment, net                                 2,494          2,685
Notes receivable from officers                                279            126
Other assets, net                                              26             26
                                                         --------       --------
                                                         $ 21,638       $ 22,051
                                                         --------       --------
                                                         --------       --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $  764       $  1,437
 Other accrued liabilities                                  2,828          2,556
 Advances from corporate partners                             151            446
 Capital lease obligation - current portion                   559            341
                                                         --------       --------
TOTAL CURRENT LIABILITIES                                   4,302          4,780

Capital lease obligation, less current portion                227            284
Other liabilities                                              38             40

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $.001 par value,
  5,000,000 shares authorized; 100,000 shares of
  Series B convertible issued and outstanding
  at June 30, 1997 and December 31, 1996; 100,000 shares
  of Series C convertible issued and outstanding at
  June 30, 1997                                            12,000          7,000
 Common stock - $.001 par value,
  75,000,000 shares authorized; 22,661,489 shares
  issued and outstanding at June 30, 1997 and
  22,083,346 at December 31, 1996                          96,076         93,986
 Deficit accumulated during the development stage         (90,468)       (83,162)
 Deferred compensation                                       (562)          (905)
 Unrealized gain (loss) on investments                         25             28
                                                         --------       --------
TOTAL STOCKHOLDERS' EQUITY                                 17,071         16,947
                                                         --------       --------
                                                         $ 21,638       $ 22,051
                                                         --------       --------
                                                         --------       --------

                           See accompanying notes.

                                COCENSYS, INC.
                         (A development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                             THREE MONTHS ENDED            SIX MONTHS ENDED        (FEBRUARY 15,
                                                                   JUNE 30,                     JUNE 30,             1989) TO
                                                         -----------------------       -----------------------       JUNE 30,
                                                            1997           1996           1997           1996          1997
REVENUES                                                 --------       --------       --------       --------     ------------
  Co-promotion revenues from corporate partners          $  1,185       $  3,213       $  2,308       $  4,011      $  29,209
  Co-development revenues from corporate partners           6,247          3,716          6,949          4,549         14,992
                                                         --------       --------       --------       --------      ---------
Total revenues                                              7,432          6,929          9,257          8,560         44,201

OPERATING EXPENSES
  Research and development                                  5,984          4,961         11,416          9,784         79,588
  Marketing, general and administrative                     2,825          2,926          5,504          5,589         43,134
  Acquired research and development                             -              -              -              -         14,879
                                                         --------       --------       --------       --------      ---------
Total operating expenses                                    8,809          7,887         16,920         15,373        137,601
                                                         --------       --------       --------       --------      ---------
OPERATING LOSS                                             (1,377)          (958)        (7,663)        (6,813)       (93,400)

Interest income                                               189            357            408            629          3,503
Interest expense                                              (37)           (28)           (51)           (58)          (571)
                                                         --------       --------       --------       --------      ---------

NET LOSS                                                 $ (1,225)      $   (629)      $ (7,306)      $ (6,242)     $ (90,468)
                                                         --------       --------       --------       --------      ---------
                                                         --------       --------       --------       --------      ---------

Net loss per share                                       $  (0.05)      $  (0.03)      $  (0.33)      $  (0.29)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Shares used in computing net loss per share                22,519         21,917         22,391         21,555
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------


                             See accompanying notes.

                                  COCENSYS, INC.
                           (A development stage company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                           SIX MONTHS ENDED          (FEBRUARY 15,
                                                                JUNE 30,               1989) TO
                                                        -------------------------      JUNE 30,
                                                           1997           1996          1997
                                                        ----------     ----------    ------------
OPERATING ACTIVITIES
Net loss                                                $  (7,306)     $  (6,242)    $  (90,468)

Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                               530          1,025          6,419
  Amortization of deferred compensation                       142            374          3,480
  Issuance of stock and warrants for services                   -              -          1,917
  Loss on sale of fixed assets                                 12              -             38
  Acquired research and development                             -              -         12,279
  Increase in other current assets                           (254)          (196)          (882)
  Decrease (increase) in receivable from corporate
    partner                                                     2              -           (657)
  Increase (decrease) in advances from corporate
    partners                                                 (295)           997            151
  Increase (decrease) in accounts payable and other
    accrued liabilities                                      (403)           (89)         3,354
                                                        ---------      ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES                      (7,572)        (4,131)       (64,369)
                                                        ---------      ---------     ----------

INVESTING ACTIVITIES
Decrease (increase) in short-term investments               1,766         (8,560)       (15,156)
Purchase of property and equipment                           (351)          (475)        (5,976)
Increase in other assets and notes receivable from
  officers                                                   (153)           (89)          (461)
Cash received on sale of fixed assets                           -              -             19
Increase in deferred sales organization costs                   -              -         (1,571)
Increase in deferred patent costs                               -              -           (904)
Acquisition of Acea Pharmaceuticals, net of cash
  acquired                                                      -              -            (62)
                                                        ---------      ---------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         1,262         (9,124)       (24,111)
                                                        ---------      ---------     ----------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock             2,291         14,840         61,076
Net cash proceeds from issuance of preferred stock          5,000          7,000         28,381
Proceeds from sale/leaseback of fixed assets and notes
 payable                                                      529            535          4,762
Payments on capital lease obligations and notes payable     (368)          (553)         (3,547)
                                                        ---------      ---------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,452         21,822         90,672
                                                        ---------      ---------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,142          8,657          2,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,050          6,895              -
                                                        ---------      ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,192      $  15,462       $  2,192
                                                        ---------      ---------     ----------
                                                        ---------      ---------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $  39          $  58         $  793
                                                        ---------      ---------     ----------
                                                        ---------      ---------     ----------

                          See accompanying notes.

                                COCENSYS, INC.
                         (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The interim financial information for the three and six-month periods ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of operating results to be expected for the full year.

   REVENUE AND EXPENSE RECOGNITION

   See Notes 2 through 6 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners. The initial costs incurred in establishing the sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs were amortized over the contract term (through December 31, 1996) of the Company's Promotion Agreement with Novartis (formerly Ciba-Geigy Corporation).

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

                                COCENSYS, INC.
                         (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


2. MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

   In October 1995, the Company entered into a collaboration with Warner-Lambert Company and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain CNS disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement, pursuant to which the Company co-promoted Parke-Davis' CNS drug, Cognex-Registered Trademark-, to United States neurologists for the treatment of Alzheimer's disease.

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

   The original Parke-Davis Promotion Agreement, entered into in October 1995, was terminated on December 31, 1996, when a revised promotion agreement relating to Cognex took effect. Under the original Parke-Davis Promotion Agreement for Cognex, the Company realized co-promotion revenues from its share of sales of Cognex above certain baseline levels specified in the contract. Under the revised Parke-Davis Promotion Agreement for Cognex, the Company realized co-promotion revenues based upon the number of prescriptions for Cognex written by certain targeted neurologists and other doctors during each quarter, with a specified minimum payment. The revised Cognex agreement was terminated in June 1997.

   In July 1997, the Company entered into a new Parke-Davis Promotion Agreement, pursuant to which the Company will co-promote
   Zarontin-Registered Trademark-, Parke-Davis' drug for pediatric epilepsy. Under the terms of the Zarontin agreement, the Company will realize co-promotion revenue on the basis of the number of prescriptions for Zarontin written each quarter over a specified baseline.

                                COCENSYS, INC.
                         (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


3. PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

   In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company promotes Somerset's drug Eldepryl-Registered Trademark-to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superceded by the 1997 Somerset Promotion Agreement which is subject to certain provisions for early termination and renewal. Under the 1997 Somerset Promotion Agreement, CoCensys has the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States. Under the 1997 Somerset Promotion Agreement, CoCensys is compensated based upon the number of details undertaken and gross sales of Eldepryl. Compensation paid to CoCensys is subject to adjustment in the event of governmental or other third-party actions that may materially affect it. To finance a portion of its sales force to promote Eldepryl, CoCensys receives quarterly advances from Somerset, which are subject to repayment on a pro rata basis if specified numbers of details are not undertaken by the Company on behalf of Somerset.

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

5. MARKETING AND DEVELOPMENT COLLABORATION WITH NOVARTIS PHARMA, A.G.

   In May 1994, the Company entered into a marketing and development collaboration with Novartis Novartis Pharma, A.G. (formerly Ciba-Geigy Limited) for the co-promotion by the Company of certain Novartis products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consisted of the Novartis Promotion Agreement and the Novartis Research and Development Agreement.

   Pursuant to the Novartis Promotion Agreement, CoCensys established a sales force to co-promote and market certain Novartis products in the United States initially to psychiatrists. The agreement

                                COCENSYS, INC.
                         (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


   provided for the advance of funds to the Company to cover a portion of the expenses incurred by the CoCensys sales force in promoting the Novartis products. CoCensys realized co-promotion revenues from its share of sales of Novartis products above certain baseline levels specified in the contract. The Novartis Promotion Agreement terminated at the end of 1996.

   In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock and agreed to make certain nonrefundable milestone payments in connection with specified events in the course of the development of ACEA 1021. Novartis has advised the Company that it will not continue the development of ACEA 1021. The agreement will terminate in October 1997. While the Company is actively looking for a new partner to develop ACEA 1021, there can be no assurance that the Company will be able to secure another partner to continue the development of this compound.

6. DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST LABORATORIES

   In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst made upfront payments to CoCensys of $5.0 million in licensing fees and AHP paid $5.0 million to purchase convertible preferred stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $3.0 million per year for up to three years to identify back-up compounds. Payments due to CoCensys for work performed identifying back-up compounds are due quarterly, beginning in May 1997. Wyeth-Ayerst will be responsible for the development of Co 2-6749. The Company and Wyeth-Ayerst will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty payments. The preferred stock is convertible into common stock after May 12, 1999, into a number of shares of common stock equal to $5.0 million divided by the conversion price, which will be determined pursuant to a formula based on the market price of the common stock at the time of conversion (subject to certain minimum and maximum limits).

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

  The Company's lead Epalon compound, CCD 1042 (ganaxolone), an anticonvulsant and anti-migraine compound, is in separate Phase II clinical trials for pediatric epilepsy, adult epilepsy and migraine. The Company anticipates that CCD 3693, its lead compound for the treatment of insomnia, will enter Phase I trials in the third quarter of 1997.

  Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from product co-promotion and co-development activities and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of June 30, 1997, the Company's accumulated deficit was approximately $90.5 million.

  RESULTS OF OPERATIONS

  The Company recognized $1.2 and $2.3 million in co-promotion revenues for the three and six-month periods ended June 30, 1997, respectively, compared to $3.2 and $4.0 million during the same periods in 1996. The decreases in both the three and six-month periods compared to the same periods a year earlier is due primarily to a nonrecurring adjustment of $2.3 million, relating to settlement of co-promotion activities with Novartis Pharma A.G. ("Novartis"), that was recorded in the second quarter of fiscal 1996.

  The Company recognized $6.2 and $6.9 million in co-development revenues for the three and six-month periods ended June 30, 1997, respectively, compared to $3.7 and $4.5 million for the comparable periods of 1996. The increases in both the three and six-month periods of the current year are primarily due to recognition of $5.7 of co-development revenue under the Wyeth-Ayerst development and commercialization agreement that was signed in May of 1997. In the second quarter of fiscal 1996, the Company recognized $3.0 million of co-development revenue related to the G.D. Searle agreement.

  Research and development ("R&D") expenses increased to $6.0 and $11.4 million for the three and six-month periods ended June 30, 1997, respectively, from $4.9 and $9.8 million in the comparable periods of the prior year. These increases resulted primarily from higher product development costs incurred to support Phase II clinical trials of CCD 1042 in both migraine and epilepsy and pre-clinical development of CCD 3693, partially offset by lower product development costs associated with the ACEA 1021 program. Clinical development of ACEA 1021 was suspended in April 1997 following the decision of Novartis, the Company's development partner, not to continue participation in the development of ACEA 1021. The Company does not intend to resume clinical development of ACEA 1021 until it secures another partner. There can be no assurance that the Company will be able to secure another partner to continue the clinical development of ACEA 1021.

  Marketing, general and administrative expense decreased to $2.8 and $5.5 million for the three and six-month periods ended June 30, 1997, respectively, from $2.9 and $5.6 million in the same periods of the prior year. The decreases in the three and six-month periods of the current year in comparison to the same periods in the prior year are primarily attributable to reductions in certain promotional marketing expenses, partially offset by increases in salaries and other general corporate expenses.

  Interest income decreased to $.2 and $.4 million for the three and six-month periods ended June 30, 1997, respectively, from $.4 and $.6 million in the same periods of the prior year. The decrease was due to lower average levels of cash and short-term investment balances in the current year.

  LIQUIDITY AND CAPITAL RESOURCES

  From its inception in February 1989 through June 30, 1997, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $89.5 million through sales of these securities. As of June 30, 1997, the Company's balance of cash, cash equivalents and short-term investments totaled $17.4 million, compared to $18.0 million at December 31, 1996.

  As of June 30, 1997, the Company had invested $6.0 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment since inception. The Company has financed $3.3 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

  Pursuant to the Parke-Davis Promotion Agreement, the Company promoted Parke-Davis' CNS drug, Cognex-Registered Trademark-, to neurologists in the United States. Funds were prepaid to the Company quarterly to cover the training and operating expenses incurred by the Company's sales force in promoting Cognex. This agreement was terminated in June 1997. In July
  1997, the Company entered into a
  new agreement with Parke-Davis to co-promote Zarontin-Registered Trademark-, Parke-Davis' drug for pediatric epilepsy. Under the terms of this agreement, the Company will be compensated based on the number of prescriptions written over a specified baseline.

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

  Pursuant to the 1997 Wyeth-Ayerst Development and Commercialization Agreement, Wyeth-Ayerst is obligated pay all development costs related to Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events. Furthermore, Wyeth-Ayerst is required to pay the Company $3.0 million per year for up to three years to identify back-up compounds.

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

  ADDITIONAL RISKS

  In addition to those discussed above, the Company is subject to the following risks:

  The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. The Company's strategy for the development, clinical testing and commercialization of its products includes entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate further collaborative arrangements on acceptable terms, if at all, or that the current collaborative efforts will be successful. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages. In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable clinical trials could result in cancellation of future clinical studies. Inherent in the fact that CoCensys is an early stage biopharmaceutical company are a range of additional risks, including those associated with obtaining and enforcing patents and protecting proprietary technology and the risk of regulatory change, among others.

  The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded biopharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile due to various external factors, including but not limited to, announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential results relating to products under development, regulatory developments in both the United States and foreign countries and public concern as to the safety of biotechnology products.

PART II.  OTHER INFORMATION

  ITEM 2.   CHANGES IN SECURITIES

  On May 12, 1997, the Company sold 100,000 unregistered shares of Series C Convertible Preferred Stock (the "Preferred Stock") to American Home Products Corporation for an aggregate purchase price of $5,000,000. The Preferred Stock is convertible at the option of the holder at any time after May 11, 1999 at a Conversion Price determined pursuant to a formula based on the market price of the Common Stock at the time of conversion, subject to a minimum price of $4.37 and a maximum price of $7.76. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held an Annual Meeting of Stockholders on June 25, 1997.

  The stockholders elected the Board's nominees as Class II directors by the votes indicated:

       Nominee                   Votes in Favor    Votes Withheld
       -------                   --------------    --------------
       F. Richard Nichol, Ph.D.    17,079,020         796,242
       Timothy J. Rink, M.D.       17,092,626         782,636

  The amendment to the Company's 1992 Non-Employee Directors' Stock Option Plan was ratified with 16,961,900 votes in favor, 836,422 against and 76,940 abstentions.

  The Company's 1996 Equity Incentive Plan was approved by a vote of 10,530,958 in favor, 2,474,023 against, 86,195 abstentions and 4,784,086 broker non-votes.

  The selection of Ernst & Young, LLP as the Company's independent auditors was ratified with 17,810,357 votes in favor, 28,550 against and 36,355 abstentions.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i).1 Amended and Restated Certificate of Incorporation of the Company.
          3(i).2 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company.
          3(i).3 Certificate of Powers, Designation, Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company.
          3(i).4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
          3(i).5 Certificate of Powers, Designation, Preferences, Rights and Limitations of

                   Series C Convertible Preferred Stock of the Company.
            10.1* 1997 Promotion Agreement, effective April 7, 1997, between Somerset Pharmaceuticals, Inc. and the Company.
            10.2* Development and Commercialization Agreement (No.1), dated May 12, 1997, between Wyeth-Ayerst Laboratories and the Company ("Wyeth-Ayerst Agreement No.1").
            10.3* Development and Commercialization Agreement (No.2), dated May 12, 1997, between Wyeth-Ayerst Laboratories and the Company.
            10.4 Preferred Stock Purchase Agreement, dated May 12, 1997, between American Home Products, Inc. and the Company (included as Exhibit F to Wyeth-Ayerst Agreement No. 1)
            27.1   Financial Data Schedule

            * Confidential treatment requested.

      (b)   Reports on Form 8-K

            (i) The Company filed a Form 8-K on June 17, 1997, reporting under Item 5 that the Company and the Parke-Davis Division of Warner-Lambert Company have agreed to terminate the Cognex Promotion Agreement.

            (ii) The Company filed a Form 8-K on May 2, 1997, reporting under Item 5 that Novartis Pharma A.G. has decided not to participate further in the development of ACEA 1021, CoCensys' compound for the treatment of stroke and traumatic brain injury.

                                  SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                              CoCensys, Inc.






Date:  August 5, 1997             By:         /s/ Peter E. Jansen
                                      -------------------------------------
                                                 Peter E. Jansen
                                             Chief Financial Officer
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                  OFFICER)