Form 10-Q
period 1997-09-30
COCENSYS INC
filed 1997-11-14
CIK 895034

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission File Number 0-20954


                                 COCENSYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       33-0538836
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                     201 TECHNOLOGY DRIVE, IRVINE, CA  92618
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

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            $.001 PAR VALUE                           22,792,364
        (CLASS OF COMMON STOCK)           (OUTSTANDING AT OCTOBER 29, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               COCENSYS, INC.
                       (A development stage company)

                             TABLE OF CONTENTS

                                                                   PAGE NUMBER
                                                                   -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS.

                   Condensed Balance Sheets as of
                   September 30, 1997 and December 31, 1996               3

                   Condensed Statements of Operations for the
                   three-month and nine-month periods ended
                   September 30, 1997 and 1996 and the period
                   from inception (February 15, 1989) through
                   September 30, 1997                                     4

                   Condensed Statements of Cash Flows for the
                   nine-month periods ended September 30, 1997
                   and 1996 and the period from inception
                   (February 15, 1989) through September 30, 1997         5

                   Notes to Condensed Financial Statements                6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.        11

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                     15

SIGNATURES                                                               16

                                 COCENSYS, INC.
                         (A development stage company)

                           CONDENSED BALANCE SHEETS
              (In thousands, except share and par value amounts)


                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1997              1996
                                                -------------      ------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $   2,513          $   1,050
  Short-term investments                             7,861             16,949
  Receivables from corporate partners                   70                659
  Other current assets                                 399                556
                                                 ---------          ---------
TOTAL CURRENT ASSETS                                10,843             19,214

Property and equipment, net                          2,754              2,685
Notes receivable from officers                         254                126
Other assets, net                                       57                 26
                                                 ---------          ---------
                                                 $  13,908          $  22,051
                                                 ---------          ---------
                                                 ---------          ---------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $     975          $   1,437
  Other accrued liabilities                          1,814              2,556
  Advances from corporate partners                       -                446
  Capital lease obligation - current portion           287                341
                                                 ---------          ---------
TOTAL CURRENT LIABILITIES                            3,076              4,780

Capital lease obligation, less current portion         174                284
Other liabilities                                       36                 40

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value,
   5,000,000 shares authorized; 100,000
   shares of Series B convertible issued and
   outstanding at September 30, 1997 and
   December 31, 1996; 100,000 shares of
   Series C convertible issued and outstanding
   at September 30, 1997                            12,000              7,000
  Common stock - $.001 par value, 75,000,000
   shares authorized; 22,792,051 shares
   issued and outstanding at September 30,
   1997 and 22,083,346 at December 31, 1996         96,165             93,986
Deficit accumulated during the development
 stage                                             (97,078)           (83,162)
Deferred compensation                                 (497)              (905)
Unrealized gain on investments                          32                 28
                                                 ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                          10,622             16,947
                                                 ---------          ---------
                                                 $  13,908          $  22,051
                                                 ---------          ---------
                                                 ---------          ---------

                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                                 PERIOD FROM
                                                                                                  INCEPTION
                                                      THREE MONTHS ENDED   NINE MONTHS ENDED     (FEBRUARY 15,
                                                         SEPTEMBER 30,         SEPTEMBER 30,       1989) TO
                                                      ------------------   --------------------  SEPTEMBER 30,
                                                        1997      1996        1997       1996       1997
                                                      --------  --------   ---------  ---------  -------------
REVENUES
  Co-promotion revenues from corporate partners       $    861  $    845   $   3,169  $   4,856  $   30,070
  Co-development revenues from corporate partners          951       450       7,900      4,999      15,943
                                                      --------  --------   ---------  ---------  ----------
Total revenues                                           1,812     1,295      11,069      9,855      46,013
                                                      --------  --------   ---------  ---------  ----------

OPERATING EXPENSES
  Research and development                               5,781     4,264      17,198     14,048      85,370
  Marketing, general and administrative                  2,855     3,158       8,358      8,747      45,988
  Acquired research and development                          -         -           -          -      14,879
                                                      --------  --------   ---------  ---------  ----------
Total operating expenses                                 8,636     7,422      25,556     22,795     146,237
                                                      --------  --------   ---------  ---------  ----------
OPERATING LOSS                                          (6,824)   (6,127)    (14,487)   (12,940)   (100,224)

Interest income                                            230       375         638      1,004       4,193
Interest expense                                           (16)      (55)        (67)      (113)     (1,047)
                                                      --------  --------   ---------  ---------  ----------

NET LOSS                                              $ (6,610) $ (5,807)  $ (13,916) $ (12,049) $  (97,078)
                                                      --------  --------   ---------  ---------  ----------
                                                      --------  --------   ---------  ---------  ----------

Net loss per share                                    $  (0.29) $  (0.26)  $   (0.62) $  (0.55)
                                                      --------  --------   ---------  ---------
                                                      --------  --------   ---------  ---------

Shares used in computing net loss per share             22,707    22,003      22,497     21,714
                                                      --------  --------   ---------  ---------
                                                      --------  --------   ---------  ---------

                            See accompanying notes.

                                COCENSYS, INC.
                        (A development stage company)

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                 NINE MONTHS ENDED      (FEBRUARY 15,
                                                                                   SEPTEMBER 30,          1989) TO
                                                                             ------------------------   SEPTEMBER 30,
                                                                                1997          1996          1997
                                                                             ---------     ---------    -------------
OPERATING ACTIVITIES
Net loss                                                                     $ (13,916)    $ (12,049)    $ (97,078)

Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                                    776         1,517         6,665
  Amortization of deferred compensation                                            203           547         3,541
  Issuance of stock and warrants for services                                       55             -         1,972
  Loss on sale of fixed assets                                                      65             -            91
  Acquired research and development                                                  -             -        12,279
  Increase in other assets                                                         157          (175)         (471)
  Decrease (increase) in receivable from corporate partner                         589             -           (70)
  Increase (decrease) in advances from corporate partners                         (446)        1,198             0
  Increase (decrease) in accounts payable and other accrued liabilities         (1,204)         (689)        2,553
                                                                             ---------     ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                                          (13,721)       (9,651)      (70,518)
                                                                             ---------     ---------     ---------

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                                    9,092       (10,306)       (7,830)
Purchase of property and equipment                                                (931)         (636)       (6,556)
Increase in other assets and notes receivable from officers                       (159)          (73)         (467)
Cash received on sale of fixed assets                                                1             -            20
Increase in deferred sales organization costs                                        -             -        (1,571)
Increase in deferred patent costs                                                    -             -          (904)
Acquisition of Acea Pharmaceuticals, net of cash acquired                            -             -           (62)
                                                                             ---------     ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              8,003       (11,015)      (17,370)
                                                                             ---------     ---------     ---------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                  2,329        15,0366        1,114
Net cash proceeds from issuance of preferred stock                               5,000         7,000        28,381
Proceeds from sale/leaseback of fixed assets and notes payable                     529           621         4,762
Payments on capital lease obligations and notes payable                           (677)         (947)       (3,856)
                                                                             ---------     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        7,181        21,710        90,401
                                                                             ---------     ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,463         1,044         2,513
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,050         6,895             -
                                                                             ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   2,513     $   7,939     $   2,513
                                                                             ---------     ---------     ---------
                                                                             ---------     ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $     55      $     113     $     809
                                                                             ---------     ---------     ---------
                                                                             ---------     ---------     ---------

                            See accompanying notes.

                                COCENSYS, INC.
                        (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three and nine-month periods ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of operating results to be expected for the full year.

    REVENUE AND EXPENSE RECOGNITION

    See Notes 2 through 6 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners. The initial costs incurred in establishing the Company's sales and marketing organization were deferred until initiation of the Company's sales efforts on August 1, 1994. Such costs were amortized over the contract term (through December 31, 1996) of the Company's Promotion Agreement with Novartis (formerly Ciba-Geigy Corporation). On October 8, 1997, the Company sold its Pharmaceutical Sales and Marketing Division (the "Sales Division") to Watson Laboratories, Inc. ("Watson"). See Note 7.

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

                                COCENSYS, INC.
                        (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

2.  MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

    In October 1995, the Company entered into a collaboration with Warner-Lambert Company and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement, pursuant to which the Company co-promoted Parke-Davis' CNS drug, Cognex-Registered Trademark-, to United States neurologists for the treatment of Alzheimer's disease. As discussed more fully in Note 7, the 1995 Warner Collaboration Agreement was expanded in October 1997 to include modulators of the AMPA receptor and extended until October 1999.

    Under the 1995 Warner Collaboration Agreement, both companies shared technology and resources to develop SSNRA candidates. The parties were obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Warner-Lambert is obligated to pay its specified portion of the development costs and to make certain milestone payments, upon achievement of certain clinical development and regulatory milestones, for each development compound. Payments received under the 1995 Warner Collaboration Agreement are recognized as co-development revenues by the Company.

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

    In July 1997, the Company entered into a new Parke-Davis Promotion Agreement, pursuant to which the Company, through its Sales Division, co-promoted Zarontin-Registered Trademark-, Parke-Davis' drug for pediatric epilepsy. Under the terms of the new agreement, the Company realized co-promotion revenue on the basis of the number of prescriptions for Zarontin written each quarter over a specified baseline. As discussed more fully in Note 7, in October 1997 the Company sold the Sales Division, and all related co-promotion agreements, to Watson.

                                COCENSYS, INC.
                        (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

3.  PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

    In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its Sales Division, promoted Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. As discussed more fully in Note 7, in October 1997 the Company sold its Sales Division, and all related co-promotion agreements, to Watson.

4.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

    In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to co-develop and co-promote CCD 3693, the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The license fee was recognized as co-development revenue in 1996. The preferred stock is convertible to common stock on May 17, 1998, or earlier at the Company's option. The number of shares issuable upon conversion shall be equal to $7.0 million divided by the then current common stock price (subject to certain minimum and maximum limits).

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

                                COCENSYS, INC.
                        (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

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

    In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock and agreed to make certain nonrefundable milestone payments in connection with specified events in the course of the development of ACEA 1021. In April 1997, Novartis advised the Company that it would not continue the development of ACEA 1021, and the agreement terminated in October 1997. The Company is seeking a new partner to develop ACEA 1021. There can be no assurance that the Company will be able to secure another partner to continue the development of this compound.

6.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST
    LABORATORIES

    In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst made upfront payments to CoCensys of $5.0 million in licensing fees and AHP paid $5.0 million to purchase the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $3.0 million per year for up to three years to identify back-up compounds. Beginning in May 1997, payments due to CoCensys for work performed identifying back-up compounds are due quarterly. Wyeth-Ayerst will be responsible for the development of Co 2-6749. The Company and Wyeth-Ayerst will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty obligations to CoCensys. The preferred stock is convertible into common stock after May 12, 1999, into a number of shares of common stock equal to $5.0 million divided by the conversion price, which will be determined pursuant to a formula based partially on the market price of the common stock at the time of conversion (subject to a minimum price of $4.37 and a maximum price of $7.76).

7.  SUBSEQUENT EVENTS

    DISPOSITION OF PHARMACEUTICAL SALES AND MARKETING DIVISION

    On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Watson Agreement") to sell its Sales Division to Watson. Under the terms of the Watson Agreement, Watson assumed the Sales Division's co-promotion agreements, acquired certain of its operating assets and has the right to hire approximately 70 former employees of the Sales Division. As consideration

                                COCENSYS, INC.
                        (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    for these assets, Watson paid $8.0 million, with up to $1.0 million more due to the Company if Watson is able to hire and retain, as of specified dates, certain percentages of the employees from the Sales Division.

    In order to satisfy certain provisions of the Watson Agreement, the Company entered into, and transferred to Watson, agreements with two pharmaceutical companies for marketing rights and New Drug Approvals ("NDAs") for two drugs at an aggregate cost of $2.0 million, of which the Company paid $1.0 million during October 1997. An additional $1.0 million is payable by the Company in future installments. Pursuant to the Watson Agreement, $1.0 million of the $8.0 million in proceeds from the sale of the Sales Division was deposited into an escrow account to satisfy the Company's future obligations related to the acquisition of these marketing rights and NDAs.

    EXPANDED WARNER-LAMBERT COLLABORATION AGREEMENT

    In October 1997 the Company and Warner-Lambert Company entered into an agreement (the "1997 Warner Collaboration Agreement") to extend and expand the 1995 Warner Collaboration Agreement to include the discovery and commercialization of therapeutic glutamate receptor antagonists. As discussed in Note 2 above, the original two-year collaboration focused on the discovery of SSNRAs, compounds that block the activity of one specific class of glutamate receptor. The expanded collaboration also covers modulators of the AMPA receptor, a second class of glutamate receptor. Pursuant to the terms of the expanded agreement, Warner-Lambert purchased $1.0 million of CoCensys Series D preferred stock, and will purchase an additional $6.0 million in January 1988, pay up to $16.5 million in milestone payments if all key targets are met and pay royalties on sales of resulting compounds. The Company will provide drug discovery expertise under the two-year term of the collaboration's research component and will retain an option to participate in the US development, commercialization and profit sharing for any resulting compounds.

    RESULTS OF GANAXOLONE PHASE II CLINICAL TRIALS

    The Company's lead Epalon compound, CCD 1042 (ganaxolone), an anticonvulsant and anti-migraine compound, completed separate Phase II clinical trials for adult epilepsy and migraine in the third quarter of fiscal 1997. In November 1997, the Company announced that in these trials CCD 1042 demonstrated clinical activity in both indications and the Company intends to pursue further clinical development and partnering discussions.

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

OVERVIEW

CoCensys, Inc. is a biopharmaceutical company dedicated to the discovery, development, marketing and sales of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and enzymes and their ligands and inhibitors through three technology platforms:
GABA receptor enhancers, or Epalons; glutamate antagonists; and ICE-like protease inhibitors.

The Company's lead Epalon compound, CCD 1042 (ganaxolone), an anticonvulsant and anti-migraine compound, completed separate Phase II clinical trials for adult epilepsy and migraine in the third quarter of fiscal 1997. In November 1997, the Company announced that in these trials CCD 1042 demonstrated clinical activity in both indications and the Company intends to pursue further clinical development and partnering discussions. The Company's lead compound for the treatment of insomnia, CCD 3693, began preliminary testing in humans during the third quarter of fiscal 1997. Also, during the third quarter of 1997, the Company presented new preclinical data for ACEA 1021 (licostinel), its lead drug candidate for stroke. The ACEA 1021 data suggest that the minimum dose required for efficacy in an animal model of stroke may be three to four times lower than the doses that were well tolerated in Phase I clinical (human) infusion studies and are considerably below the doses that had previously indicated the potential for kidney toxicity. The company currently does not intend to initiate Phase II trials of ACEA 1021 until the compound is repartnered.

Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from co-development activities and from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of September 30, 1997, the Company's accumulated deficit was approximately $97.1 million.

RESULTS OF OPERATIONS

The Company recognized $0.9 and $3.2 million in co-promotion revenues for the three and nine-month periods ended September 30, 1997, respectively, compared to $0.8 and $4.9 million during the same periods in 1996. The decrease for the nine-month period compared to the same period a year earlier is due primarily to a nonrecurring adjustment of $2.3 million, relating to settlement of co-promotion activities with Novartis Pharma A.G. ("Novartis"), that was recorded in the second quarter of fiscal 1996.

The Company recognized $1.0 and $7.9 million in co-development revenues for the three and nine-month periods ended September 30, 1997, respectively, compared to $0.5 and $5.0 million for the comparable periods of 1996. The increases in both the three and nine-month periods of the current year are primarily due to co-development revenue under the Wyeth-Ayerst development and commercialization agreement that was signed in May of 1997. The Company recognized $0.8 million of co-development revenue in the third quarter and $5.8 million in the nine months ended September 30, 1997 related to the Wyeth-Ayerst agreement. For the same periods in fiscal 1996, co-development revenue was generated by the CCD 3693 program with Searle and the terminated ACEA 1021 program with Novartis.

Research and development expenses increased to $5.8 and $17.2 million for the three and nine-month periods ended September 30, 1997, respectively, from $4.3 and $14.0 million in the comparable periods of the prior year. These increases resulted primarily from higher product development costs incurred to support Phase II clinical trials of CCD 1042 in both migraine and epilepsy and pre-clinical development of CCD 3693, partially offset by lower product development costs associated with the ACEA 1021 program. Clinical development of ACEA 1021 was suspended in April 1997 following the decision of Novartis, the Company's development partner, not to continue participation in the development of ACEA 1021. The Company does not intend to resume clinical development of ACEA 1021 until it secures another partner. There can be no assurance that the Company will be able to secure another partner to continue the clinical development of ACEA 1021.

Marketing, general and administrative expense decreased to $2.9 and $8.4 million for the three and nine-month periods ended September 30, 1997, respectively, from $3.2 and $8.7 million in the same periods of the prior year. The decreases in the three and nine-month periods of the current year in comparison to the same periods in the prior year are primarily attributable to reductions in certain promotional and marketing expenses, partially offset by increases in salaries and other general corporate expenses.

Net interest income decreased to $0.2 and $0.6 million for the three and nine-month periods ended September 30, 1997, respectively, from $0.3 and $1.0 million in the same periods of the prior year. The decrease was due to lower average levels of cash and short-term investment balances in the current year.

LIQUIDITY AND CAPITAL RESOURCES

From its inception in February 1989 through September 30, 1997, the Company has financed its operations by raising approximately $89.5 million through private and public offerings of its equity securities, $30.1 million through co-promotion revenue and $15.9 million through co-development revenue. As of September 30,

1997, the Company's balance of cash, cash equivalents and short-term investments totaled $10.4 million, compared to $18.0 million at December 31, 1996.

As of September 30, 1997, the Company had invested $6.6 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment since inception. The Company has financed $3.7 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. Additional equipment will be needed as the Company increases its research and development activities. The Company has no material commitments for the acquisition of property and equipment.

Pursuant to the Watson Agreement, in October 1997 the Company sold its Sales Division, related co-promotion agreements and certain other assets to Watson for $9.0 million in cash, of which $8.0 million was paid by Watson in October 1997 and $1.0 million is payable in installments over the next twelve months subject to the occurrence of specified events. Of the $8.0 million received to date, the Company expects to net approximately $5.4 million in cash after expenditures necessary to fulfill its obligations related to the Watson Agreement. These obligations include the acquisition of specified NDAs, the purchase of leased assets, a portion of which were transferred to Watson, and payment of certain transaction and severance costs.

As a result of selling the Sales Division to Watson, the Company will no longer realize co-promotion revenues or related expenses after the fourth quarter of 1997. The Company estimates that, based on annualized 1997 results, the Sales Division was consuming approximately $3.0 million annually.

Pursuant to the 1995 and 1997 Warner Collaboration Agreements, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys common stock in October 1995 and an additional $2.0 million of CoCensys common stock in March 1997. Under the terms of the 1997 agreement, Warner-Lambert purchased $1.0 million of CoCensys preferred stock in October 1997 and is obligated to purchase an additional $6.0 million of CoCensys preferred stock in January 1998.

Pursuant to the 1997 Wyeth-Ayerst Development and Commercialization Agreement, Wyeth-Ayerst is obligated pay all development costs related to Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events. Furthermore, Wyeth-Ayerst is required to pay the Company $3.0 million per year for up to three years to identify back-up compounds.

CoCensys' operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations (including milestone payments), will be adequate to satisfy its capital needs for at least the next 12 months. There can be no assurance that milestone-based payments or co-development revenues will be sufficient to meet the Company's capital requirements. The Company will need to obtain substantial additional funds to continue to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek additional funding through additional research, development and commercialization collaborations with suitable corporate partners and/or through public or private financing. There can be no assurance that additional financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the expansion of sales and marketing agreements, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

10.1(1) Asset Purchase Agreement, dated October 8, 1997, between the Company and Watson.

27         Financial Data Schedule.


(b)  Reports on Form 8-K.


     The Company filed a Form 8-K/A on July 3, 1997, reporting under Item 5 that the Company entered into a license agreement with Massachusetts General Hospital ("MGH") pursuant to which the Company licensed from MGH certain patent rights relating to the treatment of migraine.


__________________________

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997 and incorporated herein by reference.

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       CoCensys, Inc.



Date: November 14, 1997                By:      /s/ Peter E. Jansen
      -----------------                    -------------------------------
                                                   Peter E. Jansen
                                              Chief Financial Officer
                                              (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)