Form 10-K405
period 1997-12-31
COCENSYS INC
filed 1998-03-25
CIK 895034

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-20954

                                COCENSYS, INC.
              ------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           33-0538836
-------------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S.EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

     201 TECHNOLOGY DRIVE, IRVINE, CA                              92618
   ------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                               (714) 753-6100
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on February 26, 1998, was $53,856,957.

     The number of shares of Common Stock outstanding as of February 26, 1998, was 22,892,143.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, to be filed not later than 120 days after December 31, 1997 in connection with the registrant's 1998 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

==============================================================================

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

OVERVIEW

     CoCensys, Inc. ("CoCensys" or the "Company") is a biopharmaceutical company dedicated to the discovery and development of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and their ligands and inhibitors through three technology platforms: specific GABAa receptor modulators named Epalons; glutamate receptor antagonists; and sodium channel blockers.

     CoCensys' business strategy is to build a portfolio of products for disorders of the central nervous system, both through discovery and development of products utilizing the technical expertise and creativity of its scientists and through the in-licensing of new technology and product candidates. This strategy includes developing the Company's technology and compounds to the maximum value-added point prior to entering into development agreements to obtain direct funding from co-development partners.

BACKGROUND

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

     Each neurotransmitter has a specific receptor, and the Company is working to design products that are highly selective for specific receptor types. Many of the current central nervous system ("CNS") drugs targeting the receptor for a particular neurotransmitter also affect other receptors distributed throughout the CNS or throughout the body. This lack of receptor specificity produces unwanted side effects such as alcohol potentiation (increased alcohol toxicity), anxiety, sedation, impaired memory and learning, delirium and hallucinations.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     As described below, the Company's product discovery and development programs are focused on three technology platforms: specific GABAa receptor modulators named Epalons; glutamate receptor antagonists; and sodium channel blockers. In January 1998, the Company announced plans to transfer rights to its technology platform relating to apoptosis (programmed cell death) to Cytovia, Inc. ("Cytovia") in exchange for equity ownership in and royalties and certain future development rights from Cytovia. The following table sets forth the status of each of the Company's technologies.

                       COCENSYS PRODUCTS IN DEVELOPMENT

PRODUCTS                   INDICATIONS                   STATUS                       COMMERCIALIZATION
                                                                                             RIGHTS
----------------     -----------------------  -------------------------------         -----------------
GABAA RECEPTOR
 MODULATORS:
----------------
  CCD 1042 -         Migraine                  Completed Phase IIA clinical              CoCensys
  Ganaxolone                                   trials in 1997; beginning
(Anti-migraine)                                evaluation of tablet form and
                                               Phase IIB trials in 1998

  CCD 1042 -         Epilepsy, including       Completed Phase IIA trials for            CoCensys
  Ganaxolone         complex partial seizures  infantile spasms and complex
(Anticonvulsant)     and infantile spasms      partial seizures in adults

  CCD 3693           Insomnia                  Undergoing Phase I clinical               CoCensys/
(Sedative/Hypnotic)                            trials                                 G.D. Searle & Co.

  Co 2-6749          Anxiety disorders         Pre-clinical development                  CoCensys/
(Anxiolytic)                                                                            Wyeth-Ayerst

-------------------------------------------------------------------------------------------------------
GLUTAMATE
  RECEPTOR
  ANTAGONISTS:
----------------
  ACEA 1021 -        Stroke                    Phase I trials completed                  CoCensys
  Licostinel

  SSNRAs             Cerebral ischemia,        Research                                  CoCensys/
                     Parkinson's disease,                                              Warner-Lambert
                     epilepsy and chronic
                     pain

 AMPA Antagonists    Neurodegenerative         Research                                  CoCensys
                     disorders

--------------------------------------------------------------------------------------------------------
SODIUM CHANNEL
  BLOCKERS:
----------------
  Co 102862          Neuropathic pain          Pre-clinical development                  CoCensys

APOPTOSIS INHIBITOR
  AND SCREENING
  TECHNOLOGY:
-----------------
   Apoptosis         Degenerative disorders;   Research                                  Cytovia,
  Inhibitors;                                                                            a spin-off
   Apoptosis         drug screening                                                      from CoCensys
 Screening Cells


GABA RECEPTOR ENHANCERS OR EPALONS

     The Company's proprietary Epalon compounds are based on the discovery by CoCensys' founding scientists of a novel neuroreceptor site located on the type A of the gamma-amino butyric acid ("GABAa") receptor complex, and the molecules, or ligands, that specifically interact with that receptor site.
GABA (gamma-amino butyric acid) is the predominant inhibitory neurotransmitter in the brain. Numerous brain activities are affected by the degree to which GABA opens the chloride channels that allow the calming of neurons. A decrease in GABA activity allows neurons to remain excited for longer periods, which can lead to anxiety and, at the extreme, convulsions. A significant increase in levels of GABA activity can result in sedation and sleep. GABA binds to GABAa receptor complexes to calm excited neurons. When GABA binds with its receptor, it opens a chloride channel in the membrane of the stimulated neuron, admitting chloride ions that calm the excited neuron. Augmentation of the functions of the GABAa receptor-gated chloride channel may be beneficial in the treatment of disease states such as epilepsy, migraine, anxiety and insomnia.

     The Company's founders were among the first to demonstrate that an endogenous (naturally occurring) class of related ligands (molecules that interact specifically with receptors), called Epalons, modulates the activity of GABA in opening the chloride channel at the GABAa receptor complex. Studies indicate that Epalons themselves have limited activity on the chloride channel. However, Epalons modulate the GABAa receptor by enhancing the ability of GABA to open the chloride channel. Thus, Epalons work only when GABA is present.

     The Company's scientists have synthesized over one thousand analogs of endogenous Epalons. The Company has selected its several development candidates from this group of synthetic Epalons. The Company's Epalon development programs target migraine, epilepsy, insomnia and anxiety. The Company is considering additional targets for Epalons, such as anesthesia. In the United States, the drugs currently prescribed to treat these conditions exceeded $1.8 billion in sales in 1996.

     CCD 1042 (GANAXOLONE). CCD 1042 is being developed for oral administration to treat migraine and certain types of epilepsy, including complex partial seizures and infantile spasm. In November 1993, the Company filed an investigational new drug applications ("IND") with the United States Food and Drug Administration (the "FDA") for the treatment of epilepsy. In June 1994, the FDA granted CCD 1042 Orphan Drug designation for infantile spasm, a severe form of infantile epilepsy. The Company completed Phase I clinical trials of CCD 1042 in 163 healthy volunteers, providing preliminary indications of the drug's safety, tolerability and pharmacokinetics; no significant adverse effects were observed. The Company commenced Phase II trials at the end of 1994 with pediatric epilepsy patients and at the end of 1996 for adult epilepsy patients. Further, the Company filed an IND for migraine in January 1997 and initiated a Phase II trial in migraine patients in March 1997.

     CCD 1042 FOR MIGRAINE. Migraine, a severe and frequently debilitating headache, is the most common neurological disorder. It is estimated that approximately 23 million people in the United States suffer some degree of recurrent migraine headaches. In 1996, the worldwide market for migraine prescription drugs was approximately $1.1 billion, and it is estimated that the market will grow to almost $4.0 billion by the year 2000.

     The underlying cause of migraine is poorly understood, but the pain has long been believed to arise from the dilation of blood vessels in a layer of the brain lining. Recent findings, however, suggest that the local inflammation caused by substances released by nerve endings attached to those blood vessels may exacerbate the pain. Most of the currently approved drugs as well as those in development for migraine are targeted at regulating dilation of the blood vessels in the brain lining. In pre-clinical studies conducted by researchers at Massachusetts General Hospital, a teaching hospital affiliated with the Harvard Medical School, naturally occurring Epalons were shown to suppress the inflammation that can occur in the brain lining. This inflammation is believed to be associated with the symptoms of migraine. Moreover, these studies showed that CCD 1042 is potently effective in the same animal model of migraine.

     Using pre-clinical and clinical data generated on the compound through the epilepsy program, the Company initiated a Phase II trial for migraine in March 1997. In this trial, 252 pre-menopausal women between the ages of 18 and 55 were given oral doses of placebo or one of four dose levels of ganaxolone. Preliminary results from the trial, which were released in November 1997, showed that, although there was no significant difference among the treated and placebo groups overall, there was a substantial increase in response as a function of plasma drug level at two and four hours after the patients were dosed. In the trial, 14 of the 23 patients who achieved plasma drug levels of 80 ng/ml or more achieved pain relief in two hours, while an additional six patients (for a total of 20 out of 23) achieved pain relief in four hours. Importantly, no serious adverse events or cardiovascular side effects were reported in the trial.

     In 1998, the Company intends to initiate and complete a dose escalation study of its newly developed tablet formulation of CCD 1042, and then initiate a Phase IIB clinical trial in migraine sufferers using the tablet formulation. After the findings from these studies have been analyzed, the Company hopes to identify and enter into a collaboration agreement with a partner to fund further development of CCD 1042.

     CCD 1042 FOR EPILEPSY. Epilepsy is a chronic brain disorder that affects approximately 1 percent of the world population. In 1996, sales in the United States of drugs to treat epilepsy amounted to approximately $200 million. Many of these drugs are administered in high doses and have the potential for significant toxicity. In addition, these drugs also have nonspecific interactions with receptors throughout the brain, resulting in significant side effects, including sedation and adverse impacts on learning and memory. Animal studies conducted by the Company, which included side-by-side comparisons with existing anti-epileptic drugs, suggest that CCD 1042 has a broad profile of anti-seizure activity and a favorable side-effect profile. Based upon these studies, the Company believes that CCD 1042 may have therapeutic potential in a variety seizure types.

     The Company completed its first Phase II clinical trial in France in pediatric patients with epilepsy refractory to current treatments. In November 1996, the Company announced that the study showed a clinically meaningful response in this difficult to treat patient population. In 1997, the Company replicated those results in similar Phase II pediatric trials in France and the United States.

     In 1997, the Company also announced positive results from its Phase II U.S. trial in adult epilepsy patients, which commenced at the end of 1996. The trial included 52 epilepsy patients, ages 18 to 65, who had experienced such debilitating seizures that they were candidates for possible surgical treatment. Following their pre-surgical evaluations, while they were not taking any other anti-epileptic medications, the patients were given oral doses of either ganaxolone or a placebo for up to eight days or until a predefined seizure frequency or type caused them to drop out of the study. The patients who received placebo were twice as likely to experience an unacceptable frequency or severity of seizures as those taking ganaxolone. There were two serious adverse events reported. Both of the events appeared to be related to withdrawal from the subjects' original drug regimen, and one of the events occurred in a patient who received placebo.

     Future development of CCD 1042 for epilepsy will be determined in conjunction with the Company's efforts to develop CCD 1042 for migraine and pursuant to any collaboration agreement that the Company enters into for development of CCD 1042.

     CCD 3693 FOR INSOMNIA. In 1996, sales in the United States of drugs to treat insomnia amounted to over $400 million. Currently the prescription market for the treatment of insomnia is largely served by Ambien-Registered Trademark-, marketed by G.D. Searle & Co. ("Searle"), which works on a specific sub-type of the benzodiazepine receptor. Ambien is a "Schedule 4" drug, meaning it may have limited potential to cause physical or psychological dependence. Current hypnotic drugs may affect short-term memory, cause rebound insomnia and have "day after" effects. The Company believes that because CCD 3693 has a different mechanism of action, it may have a better side-effect profile.

     In 1996, the Company entered into a collaboration agreement with Searle to develop CCD 3693 for the treatment of insomnia. CCD 3693 appears to have a therapeutic profile superior to naturally occurring Epalons in animal models for insomnia. The companies initiated Phase I clinical studies in Europe in 1997 and are collaborating on an active back-up program to identify additional compounds for the target indication.

     CO 2-6749 FOR ANXIETY. Sales of drugs in the United States to treat anxiety disorders amounted to over $400 million in 1996. This market is currently served by a class of drugs called benzodiazepines, such as Valium-Registered Trademark- and Xanax-Registered Trademark-, and to a lesser extent, by drugs such as BuSpar-Registered Trademark-. Benzodiazepines cause several serious side effects, including sedation, potentiation of alcohol toxicity, cognitive impairment and abuse potential. BuSpar, while exhibiting fewer side effects than benzodiazepines, requires up to several days of administration before producing a therapeutic effect. Because of its highly specific and natural mode of action, the Company believes that its class of anxiolytic Epalons may prove to have a more favorable ratio between efficacy and side effects in treating anxiety disorders than existing drug therapies.

      In May 1997, CoCensys licensed to American Home Products Corporation, through its Wyeth-Ayerst Laboratories Division, CoCensys' Epalon compound Co 2-6749, along with its back-up compounds, for development as anxiolytics. The program currently is in the pre-clinical development stage.

GLUTAMATE RECEPTOR ANTAGONISTS

     The Company's proprietary glutamate receptor antagonist program includes three classes of compounds. To date, two programs are targeted at the N-methyl-D-aspartate ("NMDA") receptor complex and a third focuses on the - amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid ("AMPA") receptor.

     Glutamate is the most abundant excitatory amino acid in the central nervous system and is the principal excitatory neurotransmitter in the brain. Glutamate triggers three major receptor complexes in the brain: NMDA, AMPA and Kainate. Glutamate's effect on these receptors enables brain cells to direct cognition, memory, movement and sensation. However, glutamate can over-stimulate neurons, which can lead to neuronal death. When over-stimulated neurons die, they release more glutamate, triggering a spreading cascade of glutamate over-stimulation in other neurons that may continue for hours or even days, thereby producing significant brain damage in stroke patients or a worsening condition in individuals with neurodegenerative disorders such as schizophrenia, epilepsy and Alzheimer's disease.

     The NMDA receptor has binding sites for a number of different agents, including glutamate and glycine. When both of these neurotransmitters bind to the NMDA receptor complex, a calcium ion channel is opened that permits calcium ions to enter and stimulate the neuron. A number of compounds that block the effect of glutamate on the NMDA receptor have been tested by others in animal models of stroke and head trauma and have been found to be effective in preventing the ischemic cascade, thereby limiting brain damage. Some of these drugs block the influx of calcium ions to the neuron by binding to the phencyclidine ("PCP") binding site located on the interior of the ion channel associated with the NMDA receptor. While this leads to effective nerve cell protection, it also produces the psychotic side effects, such as hallucination and agitation, associated with the drug PCP.

     Like the NMDA receptor/ion channel complex, the AMPA receptor responds to glutamate binding by opening an ion channel. Long-lasting over-activation of AMPA receptors by glutamate, such as is believed to occur in chronic neurodegenerative diseases and in global brain ischemia (e.g., after cardiac arrest), is believed to result in a slow over-stimulation of the neurons by calcium, resulting in slowly progressing nerve cell degeneration.

     Glystasins are compounds that block the glycine binding site on the NMDA receptor complex. Research indicates that glycine acts as a modulator or co-transmitter with glutamate on the NMDA receptor, so blocking its action would lessen the effects of glutamate on neurons. CoCensys has synthesized a series of proprietary glystasins that are strong antagonists of the glycine receptor on the NMDA receptor complex.

     ACEA 1021(LICOSTINEL) FOR STROKE. Cerebral ischemia is oxygen deprivation to the brain that may occur when blood flow is interrupted by stroke. There are approximately 700,000 strokes per year in the United States. It is estimated that costs associated with strokes exceed $25 billion annually in healthcare expenses and lost productivity in the United States. The drug market for this indication is under-served, with few effective therapies for treating stroke.

     The Company is developing its lead glystasin, ACEA 1021, for stroke suffers. The Company filed an IND in December 1994 for cerebral ischemia resulting from stroke. CoCensys completed short-term infusion Phase I studies in healthy volunteers and in stroke patients in 1995 and 1996, respectively. Results of these studies showed no evidence of serious side effects, including PCP-like psychosis, agitation or adverse cardiovascular effects. In 1997 the Company reported that preliminary results from additional safety trials involving long-term infusion showed crystals of ACEA 1021 in the urine of some subjects, a potentially dose-limiting side effect. However, the crystal formation occurred only in subjects with four times the blood plasma level of ACEA 1021 that was therapeutically effective in animals. Novartis Pharma A.G. (successor to Ciba-Geigy Ltd.) had entered into a collaboration agreement with the Company in 1994 to develop ACEA 1021. However, influenced by the results of the recent trials, Novartis ceased further participation in the development efforts in April 1997. The Company continues to study ACEA 1021 and is actively seeking a new development partner for the glystasin program.

     SUBTYPE-SELECTIVE NMDA RECEPTOR ANTAGONISTS ("SSNRAs") are antagonist drugs that selectively block only one of the NMDA receptor subtypes. Recent gene cloning studies have identified at least four different NMDA receptor subtypes, each of which has a distinct anatomical distribution in the brain. CoCensys has discovered several novel classes of drugs that selectively target one subtype without producing an effect on other subtypes. In animal models, the Company's SSNRAs appear to be free of side effects seen with other NMDA antagonists that block all four subtypes.

     SSNRAs effectively cross the blood-brain barrier and have exhibited efficacy in animal models of cerebral ischemia, Parkinson's Disease, epilepsy and chronic pain. Some SSNRAs have been shown to have IN VIVO efficacy after oral administration in an animal model of Parkinson's disease, suggesting oral bioavailability in this class of compounds. The Company believes SSNRAs are potential drug candidates for a variety of neurological and psychiatric diseases, including cerebral ischemia, Parkinson's disease, epilepsy and chronic pain. The Company has been working with its collaborative partner, Warner-Lambert Company ("Warner-Lambert"), since 1995 to identify and develop SSNRA product candidates for a broad range of CNS diseases; in October 1997, the Company and Warner-Lambert agreed to extend the collaborative research program through at least the end of 1999.

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

     CoCensys scientists have discovered several different chemical classes of novel AMPA receptor antagonists and are working to develop compounds through this program that may prove useful in the treatment of diseases such as epilepsy, schizophrenia, amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) and other neurodegenerative disorders.

     In October 1997, as part of the extension of the collaboration agreement between the Company and Warner-Lambert (for development of SSNRAs), the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA modulator technologies. In January 1998, the parties agreed to narrow the focus of their collaboration agreement to its original scope of only the SSNRAs in exchange for payment by the Company of $1 million in common stock in 1999; accordingly, the Company's AMPA modulator technology remains available for partnership.

SODIUM CHANNEL BLOCKERS

     Voltage-gated sodium channels ("VGSCs") are essential for the initiation and propagation of nerve impulses and therefore play a fundamental role in the normal function of the nervous system. Under conditions of abnormal neuronal firing, such as during an epileptic seizure or during spontaneous discharge from an injured sensory nerve fiber, VGSCs determine the threshold for neuronal activation and modulate the frequency and duration of repetitive neuronal firing. Drugs that selectively block the inactivated state of VGSCs (such as Lamictal-Registered Trademark- and Tegretol-Registered Trademark-) have therefore proven clinically effective in the treatment of epilepsy and neuropathic pain (including pain resulting from inflammation or damage to peripheral nerve endings).

     In 1997, the Company licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule compounds that block the VGSCs. The compounds licensed include Co 102862, a structurally-novel VGSC blocker that is selective for the inactivated state of VGSCs. Co 102862 currently is undergoing pre-clinical development at the Company for the treatment of neuropathic pain and epilepsy. In pre-clinical animal models, Co 102862 demonstrates an anticonvulsant and side-effect profile superior to that of Lamictal-Registered Trademark- and Tegretol-Registered Trademark-. Both Lamictal-Registered Trademark- and Tegretol-Registered Trademark- paradoxically lower seizure threshold at high doses; however, Co 102862 does not. Co 102862 may find utility in the treatment of non-seizure related disorders such as neuropathic pain where effective doses are often greater than those that are used in epilepsy. In 1996, the U.S. market alone for pain drugs was close to $4 billion.

APOPTOSIS INHIBITORS AND SCREENING CELLS

     Cell death can be a natural physiological process that occurs during embryonic development as well as during remodeling of certain adult tissues. This natural death of cells, called apoptosis or programmed cell death, occurs by a discrete series of molecular events. Apoptosis also can be triggered inappropriately in many diseases (including stroke, heart disease and certain neurodegenerative disorders). This pathological form of apoptosis is thought to play an important role in the loss of cells that occurs in these diseases.

     CoCensys discovered novel small molecules that may inhibit apoptosis.
In addition, the Company discovered certain compounds that permeate living
cells and fluoresce when apoptosis is triggered.   Although promising for use
in a variety of disorders, the Company determined that the technology was outside of CoCensys' focus on development of therapeutics for disorders of the central nervous system. Accordingly, in January 1998, the Company announced the formation of Cytovia, Inc., as a technology spin-off to commercialize the apoptosis inhibitor and screening cell technology.

     Cytovia will be led by Eckard Weber, M.D., former head of research and discovery for CoCensys and a current member of CoCensys' Board of Directors; in addition, eleven other CoCensys employees are joining Cytovia. CoCensys will retain an equity stake in Cytovia and a seat on Cytovia's Board of Directors
(to be held initially by CoCensys' President and Chief Executive Officer, F. Richard Nichol, Ph.D.). In addition CoCensys will retain the right to enter into contracts on favorable terms with Cytovia to screen CoCensys' neuroscience-related therapeutic compounds and retained a right of first refusal for four years to develop for central nervous systems disorders any compound discovered by Cytovia. Dr. Weber remains on as a CoCensys Board member and will continue as a leader and advisor to CoCensys on selected scientific development projects. Cytovia currently is in negotiations to obtain venture financing to fund its initial operations. While there are no assurances that Cytovia will obtain such financing, Cytovia anticipates completing the financing by the end of the first quarter of 1998.

SALES AND MARKETING

     In 1994, the Company established its Pharmaceutical Sales and Marketing Division to co-promote other companies' commercialized drugs as part of the Company's strategy to generate non-equity funding. This Division focused on the neurological and psychiatric markets, in part to establish a presence in CoCensys' target markets in advance of CoCensys receiving FDA approval for marketing of any of its compounds. In October 1997, in an effort to better focus the Company's resources and energies on its core competency of discovering and developing therapies for brain and central nervous system disorders, the Company sold the Division to Watson Pharmaceuticals, Inc.

     The transaction included the sale of the Division's operating and other assets, assignment of co-promotion agreements (including the Company's Promotion Agreement with Somerset Pharmaceuticals for promotion of Eldepryl) and grant of the right to hire approximately 70 sales and marketing personnel employed by the Division. The transaction was valued at approximately $9 million (of which $8 million was paid at or near closing, with up to an additional $1 million due if Watson is able to hire and retain, as of specified dates, certain percentages of the employees of the Division). In the future, CoCensys has the potential opportunity, through collaborative relationships with Watson, to leverage the sales force and Watson's manufacturing capacity as CoCensys products come to market. The Company currently does not employ any sales personnel.

COLLABORATIVE ARRANGEMENTS

WARNER-LAMBERT

     In October 1995, the Company entered into a relationship with Warner-Lambert Company ("Warner-Lambert"), and its Parke-Davis division, to develop and market therapeutic drugs for the treatment of CNS disorders. This two-part arrangement consisted of the Warner Collaboration Agreement, for the worldwide development and commercialization of SSNRAs, and the Parke-Davis Promotion Agreement, pursuant to which the Company promoted Parke-Davis' drug for the treatment of Alzheimer's disease, Cognex-Registered Trademark-. The Parke-Davis Promotion Agreement was revised in January 1997 and terminated in June 1997. The Warner Collaboration Agreement was revised and extended in October 1997.

     Under the Warner Collaboration Agreement, the parties are conducting a research program directed toward the identification of SSNRAs as drug development candidates. The parties are obligated to devote the time of specified numbers of scientists under the research program and to fund specified activities. Warner is obligated to pay for all costs to develop any development candidates arising from the Agreement, subject to CoCensys' right to re-engage in the development by funding a percentage of the development costs. Warner is also obligated to pay for all costs to promote any product developed under the Warner Collaboration Agreement, subject to CoCensys' right to co-promote in the United States (including sharing of costs to promote) any product for which CoCensys re-engaged development rights. CoCensys will receive royalties on sales of any products developed under the Warner Collaboration Agreement, at rates based in part upon whether CoCensys co-developed and co-promoted such product. In addition, upon achievement of certain clinical development and regulatory milestones, Warner will make nonrefundable milestone payments to CoCensys.

     Either party may terminate its participation in the Warner Collaboration Agreement voluntarily. In the event of a termination by either party during the research period, the terminating party would forfeit all rights and obligations to co-develop and co-promote any compounds arising thereunder, subject to a specified royalty payment to the terminating party, and would be precluded from conducting additional research in the SSNRA field for a fixed period of time. After the research period, each party may terminate on a product-by-product basis. In the event of such termination, the terminating party would forfeit all rights and obligations to co-develop and co-promote such product, subject to a specified royalty payment to the terminating party. There can be no assurance that CoCensys will have the substantial resources needed to fulfill its research, development and commercialization obligations under the Warner Collaboration Agreement. If CoCensys is unable to fulfill such obligations, it may be required to terminate early under the Collaboration Agreement and forfeit its rights thereunder; in such case, CoCensys would be entitled to royalties on future product sales.

     As discussed above, as part of the extension of the Warner Collaboration Agreement in October 1997, the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA modulator technologies. In January 1998, the parties agreed to return the focus of their collaboration agreement solely to SSNRAs. Each party retained all rights to its respective AMPA modulator technology.

     Pursuant to the Warner Collaboration Agreement, Warner-Lambert purchased $2 million of CoCensys common stock in October 1995 and $2 million of CoCensys common stock in March 1997. In addition, as part of the October 1997 extension of the Warner Collaboration Agreement, Warner-Lambert purchased 100,000 shares of the Company's Series D Convertible Preferred Stock for $7 million. The preferred stock is convertible to common stock on October 13, 2001, or earlier at the Company's discretion. The number of shares issuable upon conversion at the election of CoCensys will equal $7 million divided by the greater of the then current common stock price or the common stock price in effect at the time of the original issuance of the Preferred Stock; the number of shares issuable upon conversion on October 13, 2001 will equal $7 million divided by the then current common stock price (in each case subject to a limit on the maximum number of shares that may be issued). In addition, as part of removal of the AMPA modulator technology from the Warner Collaboration Agreement, the Company is obligated to issue to Warner-Lambert $1 million in CoCensys common stock in January 1999, based on the then current stock price.

G.D. SEARLE & CO.

     In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to jointly develop and commercialize the Company's lead compound for the treatment of insomnia along with its back-up compounds. Under the agreement, both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. The parties will co-promote in the United States CCD 3693 or its back-up compound and share any profits, proportionally. Searle has the exclusive right to develop, register and market the compound in the rest of the world, subject to specified royalty payments.

     Pursuant to the agreement, Searle paid a $3 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7 million. The preferred stock is convertible to common stock on May 17, 1998, or earlier at the Company's discretion. The number of shares issuable upon conversion will equal $7 million divided by the then current common stock price (subject to certain minimum and maximum limits).

WYETH-AYERST

     In May 1997, the Company entered into an agreement with American Home Products Corporation ("AHP"), through its Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst"), to develop and commercialize the Company's lead compound for the treatment of anxiety along with its back-up compounds. Under the agreement, Wyeth-Ayerst will fund all development of Co 2-6749, CoCensys' lead anxiolytic compound, and back-up compounds. In addition, Wyeth-Ayerst will support CoCensys' research to identify back-up compounds for up to three years at $3 million per year; however, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse to Wyeth-Ayerst a portion of the funds paid by Wyeth-Ayerst to CoCensys to fund the back-up program.

     Wyeth-Ayerst is obligated to pay to CoCensys certain nonrefundable milestone payments under the Wyeth-Ayerst Agreement upon the achievement of key development events and the outcome of product labeling. CoCensys has the right to co-promote in the United States Co 2-6749 or a replacement compound and share any profits proportionally. Wyeth-Ayerst has the exclusive right to develop, register and market the compound in the rest of the world, subject to specified royalty payments.

     In addition to an up front licensing fee of $5 million, AHP purchased 100,000 shares of the Company's Series C Convertible Preferred Stock for $5 million. The preferred stock is convertible to common stock at the election of AHP at any time after May 11, 1999. The number of shares issuable upon conversion will equal $5 million divided by a conversion price based, in part, on the then current common stock price, subject to certain minimum and maximum prices.

MANUFACTURING

     The Company is currently relying on third-party manufacturers to produce its compounds for pre-clinical studies and clinical trials. The Company expects to continue in the foreseeable future to rely on such third-party manufacturers for adequate supply of products needed for subsequent clinical trials and, ultimately, for commercial distribution. However, there can be no assurance that the Company will be successful in arranging for adequate supplies of its products on acceptable terms, or at all.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company files and prosecutes patent applications both on its own behalf and in connection with technology licensed from others. CoCensys has 19 issued patents with expiration dates ranging from June 9, 2009 to September 29, 2015; in addition, another 23 filed patents are pending. Certain of the pending, issued and allowed patents are owned by the University of Southern California and the Rockefeller University, the University of California, or the University of Oregon and have been exclusively licensed to CoCensys. In December 1996 (as amended December 1997), CoCensys received an exclusive license to a patent application filed by Massachusetts General Hospital for the use of GABA, receptor modulators, including neuroactive steroids (Epalons), to treat migraine. In June 1997, the Company licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule sodium channel blockers which the Company is developing to treat chronic pain and epilepsy. CoCensys has made related patent filings in selected foreign countries, and intends to file additional domestic and foreign applications as appropriate. The Company's issued and allowed patents relate to certain aspects of the Company's Epalon and glutamate receptor antagonist compounds. The Company's patent applications include claims for processes, methods and therapeutic uses, as well as composition of matter claims for compounds which the Company believes are not naturally occurring or previously known. There can be no assurance that the Company will develop additional products or processes that are patentable, that patents will issue from any more of these applications, or that claims allowed will be sufficient to protect the Company's technology.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be denied or significantly reduced before the patent is issued, and challenged, circumvented or invalidated after issuance. Consequently, the Company does not know whether any more of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to discover subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or litigation to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company.

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

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the fields in which the Company conducts research and development, which patent applications and patents may conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

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

GOVERNMENT REGULATION

     The Company's research, pre-clinical development and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by governmental authorities in the United States and other countries. The Company currently is conducting clinical trials in the United States and Europe. Clinical trials and the marketing and manufacturing of the Company's potential products will be subject to the rigorous testing and approval processes of the FDA and the independent processes of foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company has received approvals in the past to conduct clinical trials for certain of its potential products and to manufacture the products for such trials. There can be no assurance that the Company will be able to obtain future approvals for clinical testing or for the manufacturing and marketing of products. Furthermore, there can be no assurance that any approvals will be granted on a timely basis. Data obtained from pre-clinical and clinical trials are subject to varying interpretations which can delay, limit or prevent FDA approval. Similar delays may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties.

     If regulatory approval of a drug is obtained, such approval may involve limitations and restrictions on the drug's use. In addition, any marketed drug and its manufacturer are subject to continual review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals or recall and withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Furthermore, additional government regulation may be established that could prevent or delay regulatory approval of the Company's potential products. To market its products abroad, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products.

     Under the Orphan Drug Act, the FDA may designate a product as an orphan drug, or one that addresses a "rare disease or condition" affecting populations of fewer than 200,000 individuals in the United States. An orphan drug may also treat victims of a disease numbering more than 200,000 if the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated an orphan drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for a period of seven years. CCD 1042 has been granted orphan drug designation for the treatment of infantile spasms and, where appropriate, the Company may apply for orphan drug designation for other indications and/or other drug products. There is no assurance that CoCensys would be the first sponsor to obtain marketing approval for a drug for infantile spasms or that the FDA would grant orphan drug designation or marketing exclusivity for any future indications or products.

     The Company is not currently marketing or promoting any of its own drugs in the United States or elsewhere. At such time that the Company does market and promote drugs, the Company will be responsible for complying with FDA's regulations governing labeling and promotional activities. Generally, labeling, advertising and other promotional materials are prepared by the manufacturer, and the manufacturer is responsible for regulatory compliance.
In addition, as a distributor of drugs, CoCensys could be liable for regulatory violations if it distributes a drug in interstate commerce in the United States that is misbranded or adulterated. In marketing products, CoCensys and its employees are responsible for any oral or written representation that CoCensys personnel may make or endorse which cause any such products to be misbranded. The Company also would be subject to penalties for adulteration or misbranding that results from acts or omissions by CoCensys or its employees or agents. Moreover, even if CoCensys is not subject to other penalties, adulterated or misbranded drugs in CoCensys' possession may be seized and condemned, regardless of whether the Company is responsible for the adulteration or misbranding. Such products may also be the subject of a voluntary recall, and CoCensys could be enjoined from further distribution of the products.

     To market its products abroad, the Company also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. Manufacturers of biotechnology products and certain high technology products must submit an application to a central EU agency - the European Medicines Evaluation Agency ("EMEA"). Approval by the EMEA will give the manufacturer access to the markets of all EU member states.
Manufacturers of medicinal products other than those handled by the EMEA must utilize a "mutual recognition" procedure. Under this procedure, an application is made first to the medicines agency of any one member state, after which the approval gained in that state is used as the basis for a request to the other member states to recognize the first approval and grant a parallel authorization on the strength of that initial approval. Approvals in the other member states are to follow as a matter of course, unless there is an objection on the grounds of a safety or efficacy problem. In the event that such an objection is made, the issue is submitted to the EU's Committee on Proprietary Medicinal Products ("CPMP") for resolution. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. There is no assurance that the EMEA or the national regulatory agency in any member state will accept the data developed by the Company for any of its drug products and grant a marketing authorization.

     In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable CoCensys to maintain price levels sufficient to realize an appropriate return on its investment in product development. In certain foreign markets, the Company's products may be subject to governmentally mandated prices. If adequate reimbursement is not provided by governments and third-party payors for the Company's potential products or if adverse pricing is mandated by foreign governments, the Company's business, financial condition and results of operations would be materially adversely affected. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

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

     Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than the Company in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities.

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

HUMAN RESOURCES

     As of February 27, 1998, the Company had 89 full-time employees and one part time employee, of which 58 are directly involved in research and development programs and 32 provide general and administrative support. The Company's staff includes 30 employees with doctoral degrees and three medical doctors. The Company believes its employee relations are good.

BUSINESS RISKS

     THE COMPANY'S BUSINESS IS SUBJECT TO THE FOLLOWING RISKS IN ADDITION TO THOSE DISCUSSED ABOVE AND ELSEWHERE IN THIS REPORT.

     EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY. CoCensys is at an early stage of development. All of its products are in research and development, and no revenues have been generated from sales of its products. The physiology of brain disorders is highly complex, and the causes of these disorders are not fully known. All of the compounds currently under development by the Company will require significant additional research and development, including pre-clinical testing and extensive clinical testing, prior to submission of any regulatory application for commercial use. There can be no assurance that the Company's research or product development efforts will be successfully completed, that the compounds currently under development will be safe and efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors.

     UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TRIALS. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate, through pre-clinical studies and clinical trials, that the product is safe and efficacious for use in each target indication. None of the Company's products has completed testing for efficacy in humans and there can be no assurance that results of animal testing will be replicated in human clinical trials. There can be no assurance that the Company's clinical trials will be completed, that they will demonstrate the safety and efficacy of any products or that they will result in marketable products. There can be no assurance that the Company will not encounter problems with clinical trials that will cause the Company to delay or suspend clinical trials. The Company's lead compounds, and all of the Company's products in research or development, may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. For example, as discussed above, Novartis Pharma A.G. (successor to Ciba-Geigy Ltd.) had entered into a collaboration agreement with the Company in 1994 to develop ACEA 1021. However, influenced by the results of the recent trials, Novartis ceased further participation in the development efforts in April 1997. In addition, there can be no assurance that any of the Company's products will ultimately obtain FDA or foreign marketing approval for any indication or that an approved compound will be capable of being produced in commercial quantities at a reasonable cost and successfully marketed. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several years.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's products will continue to require a commitment of substantial funds to conduct the research, pre-clinical and clinical testing necessary to bring such products to market and to establish manufacturing and expand marketing capabilities. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the scope and results of pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of sales and marketing capabilities, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships. Currently, the Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations, will be adequate to satisfy its capital needs for at least the next 12 months. The Company will need to raise substantial additional capital to fund its operations, continue development of its products and bring products to market. The Company intends to seek required additional funding through collaborative arrangements and through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all.

     COLLABORATIVE ARRANGEMENTS. The Company is party to collaboration agreements with three corporate partners (each, a "Collaboration Agreement"). The Company has entered into Collaboration Agreements with Warner-Lambert for research and development of subtype-selective NMDA receptor antagonists, Searle for the development of CCD 3693 for insomnia and Wyeth-Ayerst for the development of Co 2-6749 for anxiety. There can be no assurance that CoCensys will have the substantial resources needed to fulfill its research, development and commercialization obligations under the Collaboration Agreements. If CoCensys is unable to fulfill such obligations, it may be required to terminate early under the agreements and forfeit substantial rights thereunder.

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

     The Collaboration Agreement with Warner-Lambert allows either party to terminate voluntarily its participation in the collaboration. If either party terminates the Collaboration Agreement during the research period, the terminating party would forfeit all rights and obligations to co-develop and co-promote any compounds arising thereunder, subject to a specified royalty payment to the terminating party, and would be precluded from conducting additional research in the SSNRA field for a fixed period of time. After the research period, each party may terminate on a product-by-product basis, in which case the terminating party would forfeit all rights and obligations to co-develop and co-promote such product, subject to a specified royalty payment to the terminating party.

     The Collaboration Agreement with Wyeth-Ayerst provides that if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse to Wyeth-Ayerst a portion of the funds paid by Wyeth-Ayerst to CoCensys to fund the back-up program.

     HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT. The Company has experienced significant operating losses since its inception. As of December 31, 1997, the Company had an accumulated deficit of $99.0 million. The Company will incur significant additional operating losses over the next several years. In addition, if the Company is successful in moving compounds into large-scale Phase II and Phase III clinical trials, it will incur substantial increases in research and development expenses, which in turn may cause cumulative losses to increase substantially.

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

     GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVALS. The production and marketing of the Company's potential products and its ongoing research and development activities are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous pre-clinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the United States Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Clinical trials are rigorously regulated. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

     If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The Company is also responsible for complying with the FDA's regulations governing labeling and promotional activities and could be liable for regulatory violations if it distributes a drug in interstate commerce that is misbranded or adulterated. In order to market its products abroad, the Company also must comply with foreign regulatory requirements, implemented by foreign health authorities, governing the design and process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products and approval by the FDA does not ensure approval in other countries.

     UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the propriety rights of others, both in the United States and other countries. No assurance can be given that patents will issue from any pending applications, or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any required licenses can be obtained at a reasonable cost, if at all. If the required licenses cannot be obtained, the Company could generate additional costs as it attempts to design around such patents; find that the development, manufacture or sale of products requiring such licenses is foreclosed; or incur substantial costs in defending patent infringement claims. The Company also protects its proprietary technology by confidentiality agreements with its collaborative partners, employees and consultants and reliance on secrets and know-how. There can be no assurance that such confidentiality agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     COMPETITION; RAPID TECHNOLOGICAL CHANGE. CoCensys is engaged in business in a rapidly changing field. Competition from fully integrated pharmaceutical companies, including the Company's collaborative partners, and more established biotechnology companies is expected to increase. Most of these companies have significantly greater financial resources and expertise than the Company in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant CNS products approved or in development and operate large, well-funded CNS research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Further, CoCensys faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

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

     LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS. The Company has no manufacturing facilities for clinical or commercial production of any compounds currently under development and relies on contract manufacturers to produce its compounds for pre-clinical and clinical purposes and intends to rely on contract manufacturers for commercial production. The pharmaceutical products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured in commercial quantities at an acceptable cost. The Company intends to establish arrangements with contract manufacturers to supply compounds for subsequent clinical trials as well the manufacture, packaging, labeling and distribution of its products. If the Company is unable to contract for sufficient supply of its compounds on acceptable terms, the Company's pre-clinical and human clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, FDA pre-market approval of the products will be adversely affected.

     LACK OF SALES AND MARKETING EXPERIENCE. The Company's sales and marketing organization was sold to Watson Pharmaceuticals in 1997. Accordingly, if the Company, in the future, is to market its own products (subject to successful development and receipt of regulatory approvals for such products), the Company must develop or acquire, and thereafter maintain and expand, a new sales and marketing organization with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be successful developing or acquiring and, thereafter, maintaining and expanding such a capability or in gaining market acceptance for any products.

     UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable CoCensys to maintain price levels sufficient to realize an appropriate return on its investment in product development. In certain foreign markets, the Company's products may be subject to governmentally mandated prices. If adequate reimbursement is not provided by governments and third-party payors for the Company's potential products or if adverse pricing is mandated by foreign governments, the Company's business, financial condition and results of operations would be materially adversely affected. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

     RISK OF PRODUCT LIABILITY; AVAILABILITY OF INSURANCE. The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of therapeutic products for humans. Although the Company currently has liability insurance covering its clinical trials, there can be no assurance that such coverage would be sufficient to cover all potential claims or that the Company will be able to obtain and maintain such insurance for all of its clinical trials and future products.
The Company will need to increase such coverage in the event it commercializes any products under development. There can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

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

ITEM 2.     PROPERTIES

     The Company's administrative offices and main research facilities are currently housed in two adjacent buildings occupying approximately 54,700/33,000 square feet of leased space in Irvine, California. The lease on these facilties expires in 2002, subject to the Company's earlier right to terminate, and contains provisions for one five-year renewal option and for rights of first refusal to expand to adjacent space similar in size to the Company's present facility.

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

     During the fourth quarter of 1997, no matters were submitted to a vote of the stockholders.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

A)    MARKET INFORMATION

     The Company's Common Stock, par value $ .001 per share, trades on the Nasdaq National Market under the symbol "COCN." The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.


                                                              HIGH            LOW
                                                            ---------      ---------
1996
    First quarter                                            $  8.88        $  6.38
    Second quarter                                           $  9.88        $  6.00
    Third quarter                                            $  9.25        $  5.75
    Fourth quarter                                           $  7.50        $  5.13

1997
    First quarter                                            $  7.88        $  4.50
    Second quarter                                           $  5.88        $  2.69
    Third quarter                                            $  6.25        $  2.88
    Fourth quarter                                           $  6.06        $  2.94


B)    HOLDERS

     As of February 26, 1998, there were 404 holders of record of the Company's Common Stock.

C)    DIVIDENDS

     The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

D)    RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a Stock Purchase Agreement dated October 13, 1997, the Company issued and sold to Warner-Lambert (i) 14,286 shares of unregistered Series D Convertible Preferred Stock (the "Preferred Stock") for $1 million on October 14, 1997, and (ii) 85,714 shares of unregistered Series D Convertible Preferred Stock for $6 million on January 9, 1998. The Preferred Stock is automatically convertible into Common Stock on October 13, 2001, or earlier at the option of Warner-Lambert, at a price determined pursuant to a formula based on the market price of the Common Stock at the time of the conversion. The issuance was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data. Certain reclassifications have been made to prior year data to conform to the 1997 presentation.



                                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                            1997          1996            1995          1994         1993
                                                         ----------    ----------     -----------    ----------    ----------
                                                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Co-promotion revenues                                   $  3,264      $   9,085      $  10,414      $   7,402     $        -
 Co-development revenues                                    8,650          6,073          1,970              -              -
                                                         ----------    ----------     -----------    ----------    ----------
Total revenues                                             11,914         15,158         12,384          7,402              -

Operating expenses:
 Research and development                                  23,308         20,949         17,662         11,569          8,987
 Marketing, general and administrative                      9,975         13,862         13,383          7,673          1,739
 Acquired research and development                              -              -              -         14,879              -
                                                         ----------    ----------     -----------    ----------    ----------
Total operating expenses                                   33,283         34,811         31,045         34,121         10,726
                                                         ----------    ----------     -----------    ----------    ----------

Operating loss                                            (21,369)       (19,653)       (18,661)       (26,719)       (10,726)
                                                         ----------    ----------     -----------    ----------    ----------

 Gain on disposition of sales force                         4,728              -              -              -              -
 Interest income                                              898          1,304            717            373            735
 Interest expense                                             (78)          (139)          (178)          (240)          (282)
                                                         ----------    ----------     -----------    ----------    ----------
Net loss                                                 $(15,821)     $ (18,488)     $ (18,122)     $ (26,586)    $  (10,273)
                                                         ----------    ----------     -----------    ----------    ----------
                                                         ----------    ----------     -----------    ----------    ----------

Basic and diluted loss per share (1)                     $  (0.70)     $   (0.85)     $   (1.05)     $   (2.33)    $    (1.16)
                                                         ----------    ----------     -----------    ----------    ----------
                                                         ----------    ----------     -----------    ----------    ----------
Shares used in computing basic
 and diluted loss per share                                22,574         21,783         17,288         11,406          8,890
                                                         ----------    ----------     -----------    ----------    ----------
                                                         ----------    ----------     -----------    ----------    ----------



                                                                                        DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                            1997          1996            1995          1994         1993
                                                         ----------    ----------     -----------    ----------    ----------
                                                                                       (In thousands)
BALANCE SHEET DATA:
 Cash, cash equivalents and
  investments                                            $  12,960     $  17,999      $  13,449      $  8,924      $  16,622
 Working capital                                             8,374        14,434          6,753         3,766         15,427
 Total assets                                               16,916        22,051         18,201        15,216         20,990
 Long-term obligations                                       1,101           324            406           696            969
 Accumulated deficit                                       (98,983)      (83,162)       (64,674)      (46,552)       (19,966)
 Total stockholders' equity                                 10,831        16,947         10,644         8,547         18,397


(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see the Notes to Financial Statements.

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


OVERVIEW

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of pharmaceutical products for the treatment of disorders affecting the brain. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of expenses for product development and in the timing and amount of revenues to be earned from the achievement of research and development milestones and sales of Company products, if any. As of December 31, 1997, the Company's accumulated deficit was approximately $99.0 million.


RESULTS OF OPERATIONS

     REVENUES

     The Company's revenues consist of co-development revenues and, through October 1997, co-promotion revenues. Co-promotion revenues arose from contractual agreements that call for the Company promote other pharmaceutical company's products in return for commissions. Co-development revenues arise from contractual agreements with large pharmaceutical companies pursuant to which the Company provides various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing division to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities.

     In connection with the Company's co-promotion activities, revenues of $3.3 million were recognized for the year ended December 31, 1997, compared to $9.1 million and $10.4 million in 1996 and 1995, respectively. The decrease in 1997 resulted from the termination of the Novartis co-promotion agreement in December 1996, the loss of Cognex-Registered Trademark- co-promotion rights in June 1997 and the sale of the sales and marketing division in October 1997.
The decrease in 1996 was primarily related to the declining market for the products under the Novartis Pharma A.G. co-promotion agreement. Going forward, co-promotion revenue will be limited to residual payments relating to activity prior to the disposition of the sales and marketing division.

     In connection with its co-development agreements, the Company recognized revenues of $8.6 million for the year ended December 31, 1997, compared to $6.1 million and $2.0 million in 1996 and 1995, respectively. The increase in 1997 is primarily partially attributable to the Development and Commercialization Agreement entered into with the Wyeth-Ayerst
Laboratories Division of American Home Products Corporation in May 1997, which provided for a one-time license fee of $5.0 million plus an additional $2.2 million during 1997 to fund research on a back-up compound in connection with the Company's anxiolytic program. In fiscal 1996, the Company recognized $3.6 million related to the G.D. Searle & Co. Development and Commercialization Agreement in connection with its insomnia program and $2.5 million related to Novartis Research and Development Agreement in connection with its compound to treat stroke and traumatic brain injury.
Fiscal 1995 revenue is wholly attributable to the Novartis program. In April 1997, Novartis announced that it was terminating its Research and Development Agreement with the Company effective October 1997. No further revenue is expected from Novartis.

     EXPENSES

     Research and development expenses increased to $23.3 million in 1997, compared to $20.9 million and $17.7 million in 1996 and 1995, respectively.
The increase in 1997 compared to 1996 is primarily due to increased expenditures for clinical and development activity associated with the Phase II ganaxolone (CCD 1042) trials in the treatment of migraine and epilepsy, partially offset by lower spending on licostinel (ACEA 1021). The increase in 1996 compared to 1995 was due to higher spending for Phase II clinical trials for licostinel in the treatment of stroke and traumatic brain injury and for pre-clinical development work on ganaxolone.

     Marketing, general and administrative expenses decreased to $10.0 million in 1997, compared to $13.9 million in 1996 and $13.4 million in 1995. The decrease in 1997 is due to the disposition of the sales and marketing division in October 1997. As a result of this transaction, the Company incurred only nine months of expense associated with the sales function in 1997 compared to twelve months of expense in fiscal years 1996 and 1995.

     GAIN ON DISPOSITION OF THE SALES DIVISION

     In October 1997, the Company recognized a gain of $4.7 million on the disposition of its sales and marketing division.

     INTEREST INCOME AND EXPENSE

     Interest income totaled $0.9 million in 1997, compared to $1.3 million in 1996 and $0.7 million in 1995. The level of interest income is directly related to the average level of investments held during each year.

     Interest expense decreased to $78,000 in 1997, compared to $139,000 in 1996 and $178,000 in 1995. The decrease in each period was attributable to lower average level of capital lease obligations used to finance equipment.


LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through December 31, 1997, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $90.6 million through sales of these securities. At December 31, 1997, the Company's balances of cash, cash equivalents and investments totaled $13.0 million, compared to $18.0 million at December 31, 1996.

     As of December 31, 1996, the Company had invested $7.1 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.5 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While Aadditional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     Pursuant to an agreement with Watson, in October 1997, the Company sold it sales and marketing division, related co-promotion agreements and certain other assets to Watson for $9.0 million in cash. Of this amount, $8.0 million was paid by Watson in October 1997 and $1.0 million is payable in installments over the next twelve months subject to the occurrence of specified events. Of the $8.0 million received to date, the Company netted approximately $5.4 million in cash after expenditures necessary to fulfill its obligations related to the Watson Agreement. These obligations included the acquisition of specified new drug approval, the purchase of leased assets, a portion of which were transferred to Watson, and payment of certain transaction and severance costs.

     Pursuant to the 1995 collaboration agreement with Warner-Lambert Company, as amended and extended in October 1997, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Under the terms of the 1997 amendment, Warner-Lambert purchased 14,286 shares of the Company's Series D Convertible Preferred Stock for $1.0 million in October 1997 and an additional 85,714 shares of the same series for $6.0 million in January 1998.

     Pursuant to the May 1997 Development and Commercialization Agreement with Wyeth-Ayerst, Wyeth-Ayerst paid the Company a $5.0 million license fee and purchased 100,000 shares of the Company's Series C Convertible Preferred stock for $5.0 million. Furthermore, Wyeth-Ayerst is obligated to pay all development costs associated with Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events and pay the Company $3.0 million per year for up to three years to identify back-up compounds.

     Pursuant to the Development and Commercialization Agreement G.D. Searle & Co., both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. The Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996.

     CoCensys' operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to mitigate such negative cash flows with revenues, if any, derived from the sale of products from current and potential future marketing collaborations. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations, will be adequate to satisfy its capital needs for at least the next 12 months.

     The Company will need to obtain substantial additional funds to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market. The Company intends to seek additional funding through additional research and development collaborations with suitable corporate partners and/or through public or private financing. There can be no assurance that additional financings or suitable collaborations will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships.


IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

     The Company has completed a preliminary assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. However, the majority of software used by the Company consists of commercially available, off-the-shelf programs that have already been modified, or are soon to be modified, by their manufacturers to handle the year 2000 correctly. As such, management believes that the year 2000 issue does not pose a significant problem for the Company and it is expected that this project will be completed not later than December 31, 1998 at a total cost of less than $50,000. The Company has incurred minimal costs to date. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.


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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers and directors of the Company appearing in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.


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

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(A)       FINANCIAL STATEMENTS

          The financial statements required by this item are submitted in a separate section beginning on Page 38 of this report.

          Financial Statements of CoCensys, Inc.

          Report of Independent Auditors                                    37
          Balance Sheets as of December 31, 1997 and 1996                   38
          Statements of Operations for the three years ended
            December 31, 1997, 1996 and 1995; and the period from
            inception (February 15, 1989) to December 31, 1997              39
          Statements of Stockholders' Equity  for the period from
            inception (February 15, 1989) to December 31, 1997              40
          Statements of Cash Flows for the three years ended
            December 31, 1997, 1996 and 1995; and the period from
            inception (February 15, 1989) to December 31, 1997              43
          Notes to Financial Statements                                     44

          Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(B)       REPORTS ON FORM 8-K

          The Company filed a current report on Form 8-K dated October 8, 1997, in connection with the sale of its Sales and Marketing Division to Watson Pharmaceuticals.


(C)  EXHIBITS

     EXHIBIT
     NUMBER         NOTES     DESCRIPTION
     3(i).1                   Amended and Restated Certificate of Incorporation
                              of the Company.
     3(i).2                   Certificate of Designation of Series A Junior
                              Participating Preferred Stock of the Company.
     3(i).3                   Certificate of Powers, Designation, Preferences,
                              Rights and Limitations of Series B Convertible
                              Preferred Stock of the Company.

                                     30

     EXHIBIT
     NUMBER         NOTES     DESCRIPTION

     3(i).4                   Certificate of Amendment of Amended and Restated
                              Certificate of Incorporation of the Company.
     3(i).5                   Certificate of Powers, Designation, Preferences,
                              Rights and Limitations of Series C Convertible
                              Preferred Stock of the Company.
     3(i).6                   Certificate of Powers, Designation, Preferences,
                              Rights and Limitations of Series D Convertible
                              Preferred Stock of the Company.
     3(ii)          (1)       By-laws of the Company.
     10.1           (1)       Form of Indemnity Agreement entered into between
                              the Company and its directors and officers.
     10.2           (10)+     Company's 1990 Stock Option Plan, as amended
                              (the "Option Plan").
     10.3           (1) +     Form of Incentive Stock Option Agreement under
                              the Option Plan.
     10.4           (1) +     Form of Non-qualified Stock Option Agreement
                              under the Option Plan.
     10.5           (1) +     Non-qualified Stock Option Agreement between the
                              Company and Timothy J. Rink, M.D., Sc.D., dated
                              as of September 13, 1991.
     10.6           (4) +     Company's 1992 Non-Employee Directors' Stock
                              Option Plan, as amended (the "Directors' Plan").
     10.7           (1) +     Form of Stock Option Agreement under the
                              Directors' Plan.
     10.8           (1)       Exclusive License Agreement among the Company,
                              The Rockefeller University and the University of
                              Southern California, dated as of August 28, 1990.
     10.9           (1)       Research Agreement between the Company and the
                              University of Southern California, dated as of
                              August 28, 1990, as amended.
     10.10          (1)       Sponsored Research Agreement between the Company
                              and the University of Dundee, dated as of
                              January 1, 1992.
     10.11          (1)       Research Agreement between the Company and The
                              Regents of the University of California, on behalf
                              of its Irvine campus, dated as of March 2, 1992.
     10.12          (1)       Research Agreement between the Company and The
                              Regents of the University of California, on behalf
                              of its Irvine campus, dated as of July 1, 1992.
     10.13          (1)       Option Agreement between the Company and Kelvin W.
                              Gee, Ph.D. dated as of August 14, 1992.
     10.14          (9)       Amendment No. 1 to Option Agreement between the
                              Company and Kelvin W. Gee, Ph.D., dated
                              August 1, 1994.
     10.15          (1)       Multi-tenant Lease between the Company and The
                              Irvine Company, dated as of January 30, 1992.
     10.16          (2)       Common Stock Purchase Agreement, dated as of
                              December 13, 1993, between the Company and the
                              persons listed on the Schedule of Purchasers
                              attached thereto.

     EXHIBIT
     NUMBER         NOTES     DESCRIPTION

     10.17          (3)       Stock Purchase Agreement, dated as of December 23,
                              1994, between the Company and Ciba-Geigy Limited
                              (included as Exhibit C to the Research and
                              Development Agreement, dated as of December 23,
                              1994, between the Company and Ciba-Geigy Limited.
     10.18          (3)       Form of First Amendment to the Multi-tenant Lease
                              between the Company and the Irvine Company, dated
                              April 1, 1994.
     10.19          (3)       Form of Lease Agreement between the Company and
                              Livingston Corporate Park Associates, dated
                              October 1, 1994.
     10.20          (5)       Common Stock and Warrant Purchase Agreement, dated
                              June 6, 1995, between the Company and each of the
                              purchasers listed on the Schedule of Purchasers
                              attached thereto.
     10.21          (6) +     Company's 1995 Employee Stock Purchase Plan.
     10.22          (7) *     Research, Development and Marketing Collaboration
                              Agreement between CoCensys, Inc., Acea
                              Pharmaceuticals, Inc. and Warner-Lambert Company,
                              dated as of October 26, 1995.
     10.23          (8)       Stock Purchase Agreement, dated October 26, 1995,
                              between CoCensys, Inc. and Warner-Lambert Company.
     10.24          (10)      Form of Amendment to the Multi-tenant Lease
                              between the Company and The Irvine Company, dated
                              as of February 9, 1996.
     10.25          (11)*     Development and Commercialization Agreement
                              between the Company and G.D. Searle & Co. dated
                              May 17, 1996.
     10.26          (11)      Preferred Stock Purchase Agreement between the
                              Company and G.D. Searle & Co. dated May 17, 1996
                              (included as Exhibit C to the Development and
                              Commercialization Agreement between the two
                              parties).
     10.27          (15)+     Transition and Consulting Agreement between the
                              Company and Daniel L. Korpolinski, dated as of
                              November 1, 1996.
     10.28          (15)+     Employment Agreement between the Company and
                              Rick A. Henson, dated as of October 13, 1996.
     10.29          (15)+     Company's 1996 Equity Incentive Plan.
     10.30          (15)+     Letter Agreement between F. Richard Nichol, Ph.D.
                              and the Company, dated as of January 20, 1997.
     10.31          (15)+     Form of Incentive Stock Option Agreement under
                              the 1996 Equity Incentive Plan.
     10.32          (15)+     Form of Nonstatutory Stock Option Agreement
                              under the 1996 Equity Incentive Plan.
     10.33          (12)*     Promotion Agreement between the Company and
                              Parke-Davis, dated as of January 1, 1997.
     10.34          (12)*     License Agreement between the Company and
                              Massachusetts General Hospital, dated as of
                              December 15, 1996.
     10.35          (13)*     Asset Purchase Agreement between the Company and
                              Watson Pharmaceuticals, dated October 8, 1997.
     10.36          (14)*     1997 Promotion Agreement, effective April 7, 1997,
                              between Somerset Pharmaceuticals, Inc. and the
                              Company.

                                     32

     EXHIBIT
     NUMBER         NOTES     DESCRIPTION

     10.37          (14)*     Development and Commercialization Agreement
                              (No. 1), dated May 12, 1997, between Wyeth-Ayerst
                              Laboratories and the Company ("Wyeth-Ayerst
                              Agreement No. 1").

     EXHIBIT
     NUMBER         NOTES     DESCRIPTION

     10.38          (14)*     Development and Commercialization Agreement
                              (No. 2), dated May 12, 1997, between Wyeth-Ayerst
                              Laboratories and the Company.
     10.39          (14)      Preferred Stock Purchase Agreement, dated May 12,
                              1997, between American Home Products, Inc. and
                              the Company (included as Exhibit F to Wyeth-Ayerst
                              Agreement No. 1).
     10.40          **        Amended and Restated Research, Development and
                              Marketing Collaboration Agreement (II), dated as
                              of October 13, 1997, between Warner-Lambert
                              Company and the Company.
     10.41                    Series D Convertible Preferred Stock Purchase
                              Agreement, dated October 13, 1997, between
                              Warner-Lambert Company and the Company.
     10.42          **        Amended and Restated License Agreement, dated
                              December 16, 1997, between Massachusetts General
                              Hospital and the Company.
     23.1                     Consent of Ernst & Young LLP.
     27.1                     Financial Data Schedule.

     --------------------

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1, file number 33-55522, or amendments thereto.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the Company's Current Report on Form 8-K filed July 15, 1994.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-97258.

     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (6) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-92760.

     (7) Incorporated by reference to the Company's Current Report on Form 8-K dated October 26, 1995.

     (8) Incorporated by reference to the Company's Registration Statement on Form S-3, file number 33-80809.

     (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (10) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1995.

     (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the quarter ended June 30, 1996.

     (12) Incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 1996.

     (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

     (15) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1996.

     +    Compensatory plan.

     *    Confidential treatment granted.

     **   Confidential treatment requested.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COCENSYS, INC.


     Date:     March 13, 1998         By:  /s/  F. Richard Nichol, Ph.D.
                                           -----------------------------
                                           (F. Richard Nichol, Ph.D.)
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                  TITLE                             DATE

     /s/  Lowell E. Sears            Chairman of the Board             February 28, 1998
     ---------------------------
     (Lowell E. Sears)


     /s/  F. Richard Nichol, Ph.D.   President and                     March 13, 1998
     ---------------------------     Chief Executive Officer
     (F. Richard Nichol, Ph.D.)      (PRINCIPAL EXECUTIVE OFFICER)


     /s/  Peter E. Jansen            Vice President and                March 8, 1998
     ---------------------------     Chief Financial Officer
     (Peter E. Jansen)               (PRINCIPAL FINANCIAL AND
                                     ACCOUNTING OFFICER)


     /s/  James C. Blair, Ph.D.      Director                          March 11, 1998
     ---------------------------
     (James C. Blair, Ph.D.)


     /s/  Kelvin Gee, Ph.D.          Director                          March 11, 1998
     ---------------------------
     (Kelvin W. Gee, Ph.D.)


     /s/  Robert G. McNeil, Ph.D.    Director                          March 13, 1998
     ---------------------------
     (Robert G. McNeil, Ph.D.)

SIGNATURES CONTINUED

          SIGNATURE                      TITLE                             DATE


     /s/  Alan C. Mendelson              Director                          March 2, 1998
     ---------------------------
     (Alan C. Mendelson)


     /s/  Timothy J. Rink, M.D., Sc.D.   Director                          March 2, 1998
     ---------------------------------
     (Timothy J. Rink, M.D., Sc.D.)


     /s/  Eckard Weber, M.D.             Director                         March 2, 1998
     ---------------------------------
     (Eckard Weber, M.D.)

                        Report of Independent Auditors


Board of Directors and Stockholders
CoCensys, Inc.

We have audited the accompanying balance sheets of CoCensys, Inc. (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the period from inception (February 15, 1989) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoCensys, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception (February 15, 1989) to December 31, 1997, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP


Orange County, California
February 6, 1998



                                COCENSYS, INC.
                         (A development stage company)

                                BALANCE SHEETS
              (In thousands, except share and par value amounts)


                                                            DECEMBER 31,       DECEMBER 31,
                                                                1997                1996
                                                            ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $      3,410       $      1,050
  Short-term investments                                           9,050             16,949
  Receivables from corporate partners                                414                659
  Other current assets                                               484                556
                                                            ------------       ------------
TOTAL CURRENT ASSETS                                              13,358             19,214

Property and equipment, net                                        2,823              2,685
Investments                                                          500                  -
Notes receivable from officers                                       178                126
Other assets, net                                                     57                 26
                                                            ------------       ------------
                                                            $     16,916       $     22,051
                                                            ------------       ------------
                                                            ------------       ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $        866       $      1,437
  Accrued compensation and benefits                                1,107              1,053
  Due to corporate partners                                          747                446
  Other accrued liabilities                                        1,911              1,503
  Capital lease obligation - current portion                         353                341
                                                            ------------       ------------
TOTAL CURRENT LIABILITIES                                          4,984              4,780

Capital lease obligation, less current portion                       567                284
Other liabilities                                                    534                 40

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value
    Authorized shares -- 5,000,000
    Issued and outstanding shares - 214,286 at
      December 31, 1997 and 100,000
      at December 31, 1996                                        13,000              7,000
  Common stock, $.001 par value
    Authorized shares -- 75,000,000
    Issued and outstanding shares - 22,857,506 at
      December 31, 1997 and 22,083,346
      at December 31, 1996                                        97,230             93,986
  Deficit accumulated during the development stage               (98,983)           (83,162)
  Deferred compensation                                             (430)              (905)
  Unrealized gain on investments                                      14                 28
                                                            ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                        10,831             16,947
                                                            ------------       ------------
                                                               $  16,916       $     22,051
                                                            ------------       ------------
                                                            ------------       ------------



                            See accompanying notes

                                 COCENSYS, INC.
                         (A development stage company)

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                  (FEBRUARY 15,
                                                                 YEAR ENDED DECEMBER 31,             1989) TO
                                                      ----------------------------------------     DECEMBER 31,
                                                           1997           1996           1995          1997
                                                      -----------    -----------    -----------    -----------
REVENUES
  Co-promotion revenues from corporate partners          $  3,264       $  9,085      $  10,414      $  30,165
  Co-development revenues from corporate partners           8,650          6,073          1,970         16,693
                                                      -----------    -----------    -----------    -----------
Total revenues                                             11,914         15,158         12,384         46,858
                                                      -----------    -----------    -----------    -----------


OPERATING EXPENSES
  Research and development                                 23,308         20,949         17,662         90,929
  Marketing, general and administrative                     9,975         13,862         13,383         48,156
  Acquired research and development                             -              -              -         14,879
                                                      -----------    -----------    -----------    -----------
Total operating expenses                                   33,283         34,811         31,045        153,964
                                                      -----------    -----------    -----------    -----------

Operating loss                                           (21,369)       (19,653)       (18,661)      (107,106)


Gain on disposition of sales force                          4,728              -              -          4,728
Interest income                                               898          1,304            717          4,453
Interest expense                                              (78)          (139)          (178)        (1,058)
                                                      -----------    -----------    -----------    -----------

Net loss                                              $  (15,821)    $  (18,488)    $  (18,122)    $  (98,983)
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------


Basic and diluted loss per share                        $  (0.70)      $  (0.85)      $  (1.05)
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

Shares used in computing basic
   and diluted loss per share                              22,574         21,783         17,288
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------






                            See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
              (In thousands, except share and per share amounts)




                                                                                            DEFICIT             UNREALIZED
                                                                                          ACCUMULATED             GAIN/    TOTAL
                                                     CONVERTIBLE                          DURING THE   DEFERRED (LOSS) ON  STOCK-
                                                   PREFERRED STOCK       COMMON STOCK    DEVELOPMENT   COMPEN-   INVEST-   HOLDERS'
                                                  SHARES    AMOUNT     SHARES    AMOUNT     STAGE      SATION     MENTS    EQUITY
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------

Issuance of common stock for
  cash at $.005 per share                               -  $      -    980,000  $      5  $       -   $      -  $      -  $      5

Net loss                                                -         -          -         -       (147)         -         -      (147)
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------
BALANCE AT DECEMBER 31, 1989                            -         -    980,000         5       (147)         -         -      (142)
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of offering
  costs of $5 at $.25 per share                   400,000        95          -         -          -          -         -        95
Issuance of common in exchange for
  services at $.05 per share                            -         -      6,668         -          -          -         -         -
Issuance of Series B convertible
  preferred stock for $3,110 cash and
  conversion of $515 of convertible
  promissory notes, net of offering costs
  of $46 at $1.50 per share                     2,416,666     3,579          -         -          -          -         -     3,579
Issuance of warrants to purchase 30,100
  shares of Series B convertible preferred
  stock in connection with a note payable               -         8          -         -          -          -         -         8
Net loss                                                -         -          -         -       (910)         -         -      (910)
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------
BALANCE AT DECEMBER 31, 1990                    2,816,666     3,682    986,668         5     (1,057)         -         -     2,630
Issuance of common stock in exchange
  for services at $.05 per share                        -         -      3,332         -          -          -         -         -
Net loss                                                -         -          -         -     (2,369)         -         -    (2,369)
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------
BALANCE AT DECEMBER 31, 1991                    2,816,666     3,682    990,000         5     (3,426)         -         -       261
Issuance of Series C convertible preferred
  stock for cash, net of offering costs of
  $60 at $5.00 per share                        2,631,218    13,096          -         -          -          -         -    13,096
Issuance of Series C convertible preferred
  stock in exchange for services at $5.00
  per share                                         3,332        17          -         -          -          -         -        17
Deferred compensation related to the
  issuance of certain stock options                     -         -          -     2,842          -     (2,842)        -         -
Amortization of deferred compensation                   -         -          -         -          -        152         -       152
Issuance of Series C convertible preferred
  stock in exchange for stock purchase
  option at $5.00 per share                        20,000       100          -         -          -          -         -       100
Net loss                                                -         -          -         -     (6,267)         -         -    (6,267)
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------
BALANCE AT DECEMBER 31, 1992                    5,471,216    16,895    990,000     2,847     (9,693)    (2,690)        -     7,359
Issuance of Series B convertible preferred
  stock in exchange for  noncash exercise
  of warrants                                      25,083       226          -         -          -          -         -       226
Conversion of convertible preferred stock
  into common stock at the close of the
  initial public offering                      (5,496,299)  (17,121) 5,496,299    17,121          -          -         -         -
Issuance of common stock for cash in
  initial public offering at $9.00 per share,
  net of offering costs and underwriters'
  discount of $2,193                                    -         -  2,500,000    20,307          -          -         -    20,307
Issuance of common stock for cash pursuant
  to option exercises at $.05 to $.50 per share         -         -    116,798        18          -          -         -        18
Deferred compensation related to the
  issuance and termination of certain
  stock options                                         -         -          -        43          -        (43)        -         -
Amortization of deferred compensation                   -         -          -         -          -        760         -       760
Net loss                                                -         -          -         -    (10,273)         -         -   (10,273)
                                                 --------  --------  ---------  --------  ---------   --------  --------  --------
BALANCE AT DECEMBER 31, 1993                            -         -  9,103,097    40,336    (19,966)    (1,973)        -    18,397



                            See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
              (In thousands, except share and per share amounts)

                                                                                              DEFICIT            UNREALIZED
                                                         CONVERTIBLE                        ACCUMULATED            GAIN/    TOTAL
                                                       PREFERRED STOCK      COMMON STOCK    DURING THE  DEFERRED (LOSS)ON   STOCK-
                                                      ---------------   ------------------- DEVELOPMENT  COMPEN-  INVEST-  HOLDERS'
                                                      SHARES   AMOUNT      SHARES    AMOUNT    STAGE     SATION    MENTS    EQUITY
                                                      ------   ------   -----------  ------    -----     ------    -----    ------
Purchase of common stock by Acea
  shareholders pursuant to merger
  agreement at $4.56 and $5.11 per share                    -       -       415,368    2,002         -          -      -     2,002
Issuance of common stock for cash pursuant
  to option exercises at $.125 to $.50 per share            -       -        68,380       32         -          -      -        32
Acquisition of Acea in exchange for
  common stock at $3.00 per share                           -       -     3,784,332   11,353         -          -      -    11,353
Exchange of Acea options and warrants
  for equivalent options and warrants                       -       -             -      592         -          -      -       592
Gift of common stock at $3.75 per share                     -       -        20,000       75         -          -      -        75
Purchase of common stock by corporate
  partner at $4.51 per share                                -       -       443,214    2,000         -          -      -     2,000
Deferred compensation related to the
  issuance and termination of certain
  stock options                                             -       -             -      110         -       (110)     -         -
Amortization of deferred compensation                       -       -             -        -         -        707      -       707
Unrealized loss on investments                              -       -             -        -         -          -    (25)      (25)
Net loss                                                    -       -             -        -   (26,586)         -      -   (26,586)
                                                      -------   -----    ----------    -----   --------    ------    ----  --------
BALANCE AT DECEMBER 31, 1994                                -       -    13,834,391   56,500   (46,552)    (1,376)   (25)    8,547
Purchase of common stock by corporate
  partner at $3.48 per share                                -       -     1,434,978    5,000         -          -      -     5,000
Issuance of common stock for cash pursuant
  to option exercises at $.05 to $5.21 per share            -       -        88,579      109         -          -      -       109
Deferred compensation related to the
  issuance and termination of certain
  stock options                                             -       -             -      619         -       (619)     -         -
Issuance of common stock and related
  warrants for cash at $3.25 per share,
  net of cost of $149                                       -       -     3,707,693   11,901         -          -      -    11,901
Issuance of common stock to employees,
  share price at issuance of $7.375                         -       -         4,000       29         -          -      -        29
Purchase of common stock by corporate partner
  at $7.00 per share, net of costs of $14                   -       -       285,970    1,986         -          -      -     1,986
Issuance of common stock pursuant to the
  1995 Employee Stock Purchase Plan at
  $3.83 to $4.36 per share                                  -       -        39,730      152         -          -      -       152
Amortization of deferred compensation                       -       -             -        -         -      1,039      -     1,039
Change in unrealized loss on investments                    -       -             -        -         -          -      3         3
Net loss                                                    -       -             -        -   (18,122)         -      -   (18,122)
                                                      -------   -----       -------    -----   --------    ------    ----  --------
BALANCE AT DECEMBER 31, 1995                                -       -    19,395,341   76,296   (64,674)      (956)   (22)   10,644
Issuance of common stock for cash at
  $6.50 per share, net of costs of $1,162                   -       -     2,430,000   14,633         -          -      -    14,633
Issuance of Series B convertible preferred
  stock for cash to corporate partner                100,000    7,000             -        -         -          -      -     7,000
Issuance of common stock for cash pursuant
  to option exercises at $.1969 to $5.21 per share         -        -       138,762      194         -          -      -       194
Issuance and termination of certain stock
  options                                                  -        -             -    2,363         -       (629)     -     1,734
Issuance of common stock to employees,
  share price at issuance of $6.625 to $8.75               -        -         6,500       54         -          -      -        54
Issuance of common stock pursuant to the
  1995 Employee Stock Purchase Plan at
  $3.83 to $7.12 per share                                 -        -       112,743      446         -          -      -       446
Amortization of deferred compensation                      -        -             -        -         -        680      -       680
Change in unrealized gain on investments                   -        -             -        -         -          -     50        50
Net loss                                                   -        -             -        -   (18,488)         -      -   (18,488)
                                                      -------   -----       -------    -----   --------    ------    ----  --------
BALANCE AT DECEMBER 31, 1996                         100,000    7,000    22,083,346   93,986   (83,162)      (905)     28   16,947

                            See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
              (In thousands, except share and per share amounts)

                                                                                            DEFICIT             UNREALIZED
                                                                                           ACCUMULATED             GAIN/    TOTAL
                                                       CONVERTIBLE                          DURING THE  DEFERRED (LOSS) ON  STOCK-
                                                      PREFERRED STOCK       COMMON STOCK    DEVELOPMENT  COMPEN-  INVEST-  HOLDERS'
                                                      SHARES   AMOUNT    SHARES      AMOUNT    STAGE     SATION    MENTS    EQUITY
                                                      ------   ------    ------      ------    -----     ------    -----    ------
Issuance of Series C convertible preferred
  stock for cash to corporate partner                100,000    5,000             -        -         -          -       -    5,000
Issuance of Series D convertible preferred
  stock for cash to corporate partner                 14,286    1,000             -        -         -          -       -    1,000
Issuance of common stock for cash at
  $6.16 per share to corporate partner                     -        -       324,465    2,000         -          -       -    2,000
Issuance of common stock for services                      -        -        23,322        8         -          -       -        8
Issuance of common stock for cash pursuant
  to option exercises at $.05 to $5.21 per share           -        -       315,300      202         -          -       -      202
Issuance and termination of certain stock
  options                                                  -        -             -      783         -       206       -      989
Issuance of common stock pursuant to the
  1995 Employee Stock Purchase Plan at
  $2.66 to $2.87 per share                                 -        -        90,900      251         -          -       -      251
Issuance of common stock pursuant to
  noncash exercise of warrants                             -        -        20,173        -         -          -       -        -
Amortization of deferred compensation                      -        -             -        -         -        269       -      269
Change in unrealized gain on investments                   -        -             -        -         -          -     (14)     (14)
Net loss                                                   -        -             -        -   (15,821)         -       -  (15,821)
                                                     ------- --------    ---------- -------- ----------   --------  ----- --------
BALANCE AT DECEMBER 31, 1997                         214,286 $ 13,000    22,857,506 $ 97,230 $ (98,983)   $  (430)  $  14 $ 10,831
                                                     ------- --------    ---------- -------- ----------   --------  ----- --------
                                                     ------- --------    ---------- -------- ----------   --------  ----- --------







                            See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                    (FEBRUARY 15,
                                                                 YEAR ENDED DECEMBER 31,               1989) TO
                                                      -----------------------------------------      DECEMBER 31,
                                                            1997           1996           1995           1997
                                                      ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                               $  (15,821)   $  (18,488)    $  (18,122)    $  (98,983)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                               936         2,072          1,928          6,825
  Amortization of deferred compensation                       269           680          1,039          3,607
  Issuance of stock, stock options and warrants for           419         1,788             29          2,336
    services
  Loss on sale of fixed assets                                 74              -             26           100
  Gain on disposition of sales division                   (4,728)              -              -        (4,728)
  Acquired research and development                             -              -              -        12,279
  Decrease (increase) in other current assets                  72          (101)          (175)          (556)
  Decrease (increase) in receivables from partners            245          (659)            535          (414)
  Increase (decrease) in amounts due to partners              301        (2,698)          1,244           747
  Increase (decrease) in accounts payable and other
    accrued liabilities                                      (991)          685            (174)        2,766
                                                      ------------   ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                     (19,224)      (16,721)        (13,670)      (76,021)
                                                      ------------   ------------   ------------   ------------

INVESTING ACTIVITIES
Decrease (increase) in investments                          7,886       (10,343)        (4,569)        (9,036)
Purchase of property and equipment                         (1,475)         (812)          (888)        (7,100)
Decrease (increase) in other assets and notes
  receivable from officers                                 (1,083)          199             98         (1,391)
Cash received on sale of fixed assets                           1             -            19              20
Cash received on disposition of sales division              8,000             -             -           8,000
Purchase of investments                                      (500)            -             -            (500)
Increase in deferred costs                                      -             -             -          (2,475)
Acquisition of Acea, net of cash acquired                       -             -             -             (62)
                                                      ------------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        12,829       (10,956)        (5,340)       (12,544)
                                                      ------------   ------------   ------------   ------------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock             2,460        15,273         19,148         61,245
Net cash proceeds from issuance of preferred stock          6,000         7,000              -         29,381
Proceeds from sales/leaseback of fixed assets and
  notes payable                                             1,002           649            834          5,235
Payments on capital lease obligations and notes
  payable                                                    (707)       (1,090)        (1,016)        (3,886)
                                                       ------------   ------------   ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   8,755        21,832         18,966         91,975
                                                      ------------   ------------   ------------   ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,360        (5,845)           (44)         3,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,050         6,895          6,939              -
                                                      -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    3,410    $    1,050     $    6,895     $    3,410
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                               $       66    $      139      $     133     $      820
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

                                  See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997


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

The Company plans to finance its future development activities through a combination of sales of equity securities and payments from corporate development partners. There can be no assurance that the Company will be successful in these areas.

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

CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments consist of debt securities classified as "available for sale" and have maturities greater than three months and less than twelve months from the date of acquisition. Investments classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Investments consist, either directly or indirectly, of obligations of the United States government, or other Federal agencies.

At December 31, 1997, the Company had $1,000,000 in an escrow account established to satisfy an obligation related to the purchase of certain drug marketing rights and new drug approvals (NDAs) in connection with the disposition of its sales and marketing division in October 1997. The obligation is payable in equal installments in October 1998 and October 1999. Accordingly, at December 31, 1997, of the amount held in escrow, $500,000 was classified as short-term investments and $500,000 as noncurrent investments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following at December 31, (in thousands):

                                                           1997           1996
                                                         --------       --------
Laboratory equipment                                     $  2,218       $  1,703
Computer equipment                                          1,107          1,288
Office equipment                                              930            961
Leasehold improvements                                      2,105          1,847
                                                         --------       --------
                                                            6,360          5,799
Less accumulated depreciation                              (3,537)        (3,114)
                                                         --------       --------
Net property and equipment                               $  2,823       $  2,685
                                                         --------       --------
                                                         --------       --------

The value of leased assets (treated as capital leases) at December 31, 1997, was $2,744,000, net of accumulated amortization of $1,522,000.

Depreciation of property and equipment, including assets under capital lease obligations, has been provided using the straight-line method over the estimated useful lives of the assets which range from three to five years, except for leasehold improvements which are amortized over the lease term.

REVENUE AND EXPENSE RECOGNITION

See Notes 3, 4, 5, 6 and 7 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners.

Co-promotion revenue is a commission earned for marketing products of another company to a specified class of medical doctors. The amount of commission earned is, generally, a base fee with a bonus calculated by reference to an agreed upon measure of activity such as sales volume or prescriptions written. The Company recognizes revenue from co-promotion activities in the period in which the promotional services are provided.

Co-development revenue is earned pursuant to agreements with other pharmaceutical companies to develop and commercialize CoCensys' compounds. Revenue is earned in the form of licensing fees, payment for the attainment of developmental milestones or funding for research. The Company recognizes co-development revenue in the period in which the underlying event occurs.

LOSS PER SHARE

In 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. All per share amounts for all prior periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

Both basic and diluted loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted earnings per share as their effect would be antidilutive.

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

NOTES RECEIVABLE FROM OFFICERS

The Company advanced funds to certain officers in exchange for notes secured by mortgages on real property. Interest on these notes accrues at 8.5% per annum.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the 1997 presentation.

2. DISPOSITION OF SALES AND MARKETING DIVISION

On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing division (the "Division") to Watson Laboratories, Inc. ("Watson"), a wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement, Watson assumed the Division's co-promotion agreements, acquired certain of its operating assets and the right to hire approximately 70 employees of the Division. As consideration for these assets, the Company received $8.0 million from Watson, with up to $1.0 million more due to the Company if Watson is able to hire and retain, as of specified future dates, certain percentages of the employees from the Division.

In order to satisfy certain provisions of the Agreement, the Company entered into, and transferred to Watson, agreements with two pharmaceutical companies for marketing rights and NDAs for two drugs with an aggregate cost of $2.0 million, of which the Company paid $1.0 million in October 1997. An additional $1.0 million is payable by the Company in future installments. Pursuant to the Agreement, $1.0 million of the $8.0 million in proceeds from the sale of the Division was deposited into an escrow account to satisfy the Company's future obligations related to the acquisition of these marketing rights and NDAs.

3. DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST
   LABORATORIES

In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with the Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst paid CoCensys a non-refundable $5.0 million licensing fee and AHP paid $5.0 million to purchase 100,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $750,000 per quarter for up to three years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse a portion of the funds paid to fund the back-up program. Wyeth-Ayerst will be responsible for the costs associated with developing Co 2-6749. The Company and Wyeth-Ayerst will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty obligations to CoCensys. The preferred stock is convertible into common stock after May 12, 1999, into a number of shares of common stock equal to $5.0 million divided by the conversion price, which will be determined pursuant to a formula based partially on the market price of the common stock at the time of conversion (subject to certain minimum and maximum limits).

4. MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

In October 1995, the Company entered into a collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex-Registered Trademark-, until June 1997 when Parke-Davis terminated the co-promotion agreement. In October 1997, the 1995 Wartner Collaboration Agreement was extended until October 1999.

Under the 1995 Warner Collaboration Agreement, both companies share technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Warner-Lambert is obligated to pay its specified portion of the development costs and to make certain milestone payments, upon achievement of certain clinical development and regulatory milestones, for each development compound. Payments received under the 1995 Warner Collaboration Agreement are recognized as co-development revenues and payments made are recognized as expenses.

Pursuant to the 1995 Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Pursuant to the 1997 extension of the Warner Collaboration Agreement, Warner-Lambert purchased 14,286 shares of the Company's Series C Convertible Preferred Stock for $1.0 million in October 1997 and an additional 85,714 shares of the same series of convertible preferred stock for $6.0 million in January 1998.

As part of the extension of the Warner Collaboration Agreement in October 1997, the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA modulator technologies. In January 1998, the parties agreed to return the focus of their collaboration agreement solely to SSNRAs. Each party retained all rights to its respective AMPA modulator technology. In addition, as part of removal of the AMPA modulator technology from the Warner Collaboration Agreement, the Company is obligated to issue to Warner-Lambert $1 million in CoCensys common stock in January 1999, based on the then current stock price.

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

6. PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its Sales Division, promoted Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing division, and all related co-promotion agreements, to Watson.

7. MARKETING AND DEVELOPMENT COLLABORATION WITH NOVARTIS PHARMA, A.G.

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

In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock and agreed to make certain nonrefundable milestone payments in connection with specified events in the course of the development of ACEA 1021. In April 1997, Novartis advised the Company that it would not continue the development of ACEA 1021, and the agreement terminated effective October 1997. The Company is seeking a new partner to develop ACEA 1021. There can be no assurance that the Company will be able to secure another partner to continue the development of this compound.

8.  LEASE COMMITMENTS

The Company leases office and research facilities and certain equipment under operating leases and capital leases with varying terms extending through July 2002. Annual future minimum payments under operating and capital leases as of December 31, 1997, are as follows (in thousands):


                                             OPERATING        CAPITAL
                                               LEASES         LEASES
                                             ---------        -------
Year ending December 31,
 1998                                        $    968         $  430
 1999                                             861            325
 2000                                             858            280
 2001                                             852             29
 2002                                             530              -
                                             ---------        -------
Total minimum payments                       $  4,069          1,064
                                             --------
                                             --------
Less amount representing interest                               (144)
                                                              -------
Present value of future minimum payments                         920
Current portion                                                 (353)
                                                              -------
Long-term portion                                             $  567
                                                              -------
                                                              -------

Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,040,000, $1,082,000, and $677,000, respectively.

9. COMMON STOCK

The Company has reserved 11.1 million shares of common stock for issuance upon conversion of preferred stock, exercise of options and warrants, and for issuance under the 1995 Employee Stock Purchase Plan.

STOCKHOLDER RIGHTS PLAN

In April 1995, the Company adopted a Stockholder Rights Plan (the "Plan") which provides for the distribution of rights ("Rights") to holders of outstanding shares of common stock. Pursuant to the Plan, a portion of Convertible Preferred Stock was designated as Junior Preferred Stock, of which 350,000 shares were reserved for issuance upon exercise of the Rights. The Rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates or announces an offer to acquire 20 percent or more of the Company's voting stock. Each Right entitles the holder to buy one-hundredth of a share of Junior Preferred Stock at a price of $25. In addition, upon the occurrence of certain events, holders of Rights will be entitled to purchase either CoCensys' stock or shares in an "acquiring entity" at half of market value. The Company will generally be entitled to redeem the Rights at $.001 per right at any time until the tenth day following acquisition of a 20 percent position in its voting stock. The Rights expire in April 2005.

10. STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were that were not developed for use in valuing employee stock options. Under APB 25, for certain options the Company recognizes as deferred compensation expense the excess of fair market value of the common stock at the date of grant over the aggregate exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the years ended December 31, 1997 and 1996, the Company recorded deferred compensation of $579,000 and $629,000, respectively, in connection with the issuance and termination of certain stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company hashad accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996 respectively: risk-free interest rates of 6.1% and 6.2%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 44.2% and a weighted-average expected life of the option of 4.6 years and 5.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide for a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                        1997            1996          1995
                                     ---------       ---------      ---------
    Net loss                         $(17,974)       $(19,745)      $(18,395)
                                     ---------       ---------      ---------
                                     ---------       ---------      ---------
    Net loss per share               $ ($0.80)       $  (0.91)      $  (1.06)
                                     ---------       ---------      ---------
                                     ---------       ---------      ---------

The results above are not likely to be representative of the effects of applying SFAS No. 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years of vesting.

A summary of the Company's stock option activity, including those issued outside of plans, and related information is as follows (in thousands, except per share amounts):


                                                           SHARES                                              WEIGHTED-
                                                         AVAILABLE        SHARES        OPTION     AGGREGATE   AVERAGE
                                                            FOR            OUT-          PRICE     EXERCISE    EXERCISE
                                                           GRANT         STANDING      PER SHARE    PRICE       PRICE
                                                         ---------       --------     ------------ ---------   ---------
BALANCE, DECEMBER 31, 1994                                     33          1,601      $0.05 -$5.21    2,006      $  1.25
  Authorized                                                1,945              -                          -            -
  Granted                                                   (940)            940      $0.50 -$8.13    5,258         5.59
  Exercised                                                     -           (89)      $0.05 -$5.21     (109)        1.22
  Canceled and forfeited                                       43           (43)      $0.20 -$3.29      (92)        2.14
                                                         --------        -------                      -----
BALANCE, DECEMBER 31, 1995                                  1,081          2,409      $0.05 -$8.13    7,063         2.93
  Authorized                                                2,800              -                          -            -
  Granted                                                    (961)           961      $3.25 -$9.13    5,705         5.94
  Exercised                                                     -           (139)     $0.20 -$5.21     (194)        1.40
  Canceled and f Forfeited                                    184          ( 184)     $0.20 -$5.21     (942)        5.12
                                                         --------        -------                     ------
BALANCE, DECEMBER 31, 1996                                  3,104          3,047      $0.05 -$9.13   11,632         3.82
  Granted                                                  (1,703)         1,703      $3.00 -$7.13    8,698         5.11
  Exercised                                                     -           (315)     $0.05 -$5.21     (199)        0.63
  Canceled and f Forfeited                                    174          ( 174)     $2.50 -$8.38     (815)        4.68
                                                         --------        -------                     ------
BALANCE, DECEMBER 31, 1997                                  1,575          4,261      $0.05 -$9.13  $19,316      $  4.56
                                                         --------        -------                     ------
                                                         --------        -------                     ------

The weighted-average fair value of options granted was $3.06 and $3.25 during 1997 and 1996, respectively. The weighted-average remaining contract life was 7.3 years and 6.8 years for 1997 and 1996, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997:


     RANGE                                  WEIGHTED                 EXERCISE
      OF             NUMBER      REMAINING   AVERAGE      NUMBER       PRICE
   EXERCISE        OUTSTANDING  CONTRACTUAL EXERCISE   EXERCISABLE   WEIGHTED-
     PRICES      (IN THOUSANDS)   LIFE       PRICE   (IN THOUSANDS)  AVERAGE
 -------------   -------------- ----------- -------  --------------  ---------
 $0.05 to 0.50          650          3.5     $  0.31        650     $  0.31
  1.50 to 3.93        1,279          8.5        3.34        457        3.11
  4.00 to 9.13        2,332          7.6        6.43        746        6.52

As of December 31, 1996, oOptions to purchase approximately 1.9 million, 1.5 million and 1.1 million shares of common stock were exercisable as of December 31, 1997, 1996 and 1995, respectively.

1990 STOCK OPTION PLAN

Under the Company's 1990 Stock Option Plan, as amended, options granted to purchase common stock of the Company may be either incentive stock options to employees or nonqualified stock options to employees, directors or consultants, at the discretion of the Board of Directors. The plan permits the Company to grant incentive stock options at 100% of the fair value at the date of grant, while statutory stock options may be granted at 50% of the fair value at the grant date. Options granted to date generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting begins on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting is subject to continued employment with the Company. The options expire ten years from the date of grant or 90 days from termination, if sooner.

1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

In December 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each such director is granted an option to purchase 20,000 shares of common stock (40,000 shares for the Chairman of the Board). At the beginning of each fiscal year, each non-employee director will be granted an option to purchase an additional 8,000 shares of common stock (12,000 for the Chairman). Vesting on the initial grant occurs in five equal annual installments from the date of the grant for each year that the optionee remains a director. Annual grants vest in full one year from the date of grant. Vesting accelerates upon certain changes in ownership of the Company. The exercise price of options under the Directors' Plan must equal or exceed the fair market value of the common stock on the date of the grant.

1995 EMPLOYEE STOCK PURCHASE PLAN

In March 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved 350,000 shares of common stock for issuance thereunder. In June 1997, the Company, subject to stockholder approval, reserved an additional 200,000 shares for issuance under the plan. Pursuant to the provision of the plan, employees purchased 90,900, 112,743 and 39,730 shares of common stock in 1997, 1996 and 1995, respectively, at $2.66 to $7.12 per share.

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

OTHER OPTIONS AND WARRANTS

In September 1990, the Company granted to a director of the Company an option to purchase 20,000 shares of common stock at $.05 per share, outside of any plans. The option is fully vested and expires in September 2001, or three months after termination as a director, if sooner.

In November 1995, the Company granted to an officer of the Company an option to purchase 25,000 shares of common stock at $.50 per share, outside of any plans. The option is fully vested and expires in November 2005.

In connection with the June 1994 purchase of Acea Pharmaceuticals, Inc., the Company issued warrants to purchase 31,982 shares of common stock at $0.04 per share. The warrants expire on December 13, 1998.

In July 1992, the Company issued a warrant to purchase 42,000 shares of common stock at $5.00 per share in connection with a capital lease agreement. The warrant expires in July 2002.

As part of a private offering in June 1995 that included the sale of 3.7 million shares of common stock, the Company issued 1.5 million warrants. Each warrant entitles the holder to purchase one share of common stock at a pre-determined price ranging from $3.90 per share to $4.40 per share during the five-year exercise period. As of December 31, 1997, approximately 1.4 million of these warrants were outstanding.

11.     DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                1997        1996
                                                             ----------  ----------
   DEFERRED TAX LIABILITIES
     Book/tax depreciation difference                        $   (161)   $   (115)
                                                             ----------  ----------
       Total deferred tax liabilities                            (161)       (115)

   DEFERRED TAX ASSETS
     Net operating loss carryovers                             27,860      22,937
     Research and development credit carryovers                 4,822       3,612
     Capitalized state research and development costs           5,376       4,005
     Others                                                       152         158
                                                             ----------  ----------
       Total deferred tax assets                               38,210      30,712
     Valuation allowance for deferred tax assets              (38,049)    (30,597)
                                                             ----------  ----------
     Net deferred tax assets                                      161         115
                                                             ----------  ----------
     Net deferred taxes                                      $      -    $      -
                                                             ----------  ----------
                                                             ----------  ----------


At December 31, 1997, the Company had operating loss carryovers of approximately $82.0 million for federal income tax purposes. The federal loss carryovers begin to expire in 2004. For federal and California income tax purposes, the Company also had unused research and development credits of approximately $3.7 million and $1.2 million respectively, which expire beginning in 2004. The difference between the financial reporting and tax loss carryforwards for California purposes is attributable to the capitalization of research and development expenses and the 50% limitation on loss carryforwards for California tax purposes.

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

In addition to the net operating losses discussed above, Acea had net operating loss carryovers at June 30, 1994 of approximately $6.3 million for federal income tax purposes resulting from operations before being acquired by the Company. As a result of the acquisition, Acea experienced greater than 50% change in ownership. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of the Acea net operating loss carryovers is limited to approximately $900,000 per year. These carryovers begin to expire in 2007 for federal income tax purposes. The ultimate realization of the benefit of these loss carryovers is dependent on future profitable operations.

12. EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Service. During 1996, the Company began matching 50% of a participant's contribution up to a maximum participant contribution of 4% of eligible compensation. In connection with this matching contribution, the Company recognized expense of $176,000 and $51,000 in 1997 and 1996, respectively.

13. SUBSEQUENT EVENT

On January 8, 1998, the Company announced plans to license certain non-core technology to a separate stand alone venture named Cytovia, Inc. ("Cytovia"). This new company will focus on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange for transferring the rights to the underlying technology to Cytovia, CoCensys will receive approximately 55% of the initial outstanding common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. Except for a short term bridge loan to cover initial organization and start up costs, CoCensys is not expected to provide any additional funding to Cytovia.
 Management estimates that this bridge loan will not exceed $750,000. It is anticipated that Cytovia will secure venture funding during the first quarter of 1998 and that it will repay CoCensys in full for any funds that have been advanced. However, there can be no assurance that Cytovia will secure such funding or, in the absence of such funding, that Cytovia will be able to repay the Company.