Form 10-Q
period 1998-03-31
COCENSYS INC
filed 1998-05-15
CIK 895034

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from -------- to --------

                           Commission File Number 0-20954


                                   COCENSYS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          33-0538836
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                      201 TECHNOLOGY DRIVE, IRVINE, CA  92618
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                   (949) 753-6100
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            ------     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          $.001 PAR VALUE                               22,972,700
       (CLASS OF COMMON STOCK)                 (OUTSTANDING AT MAY 8, 1998)

                                   COCENSYS, INC.

                                 TABLE OF CONTENTS

                                                               PAGE NUMBER

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Condensed Balance Sheets as of March 31, 1998
               and December 31, 1997                                   3

               Condensed Statements of Operations for the
               three-month periods ended March 31, 1998 and 1997
               and the period from inception (February 15, 1989)
               through March 31, 1998                                  4

               Condensed Statements of Cash Flows for the
               three-month periods ended  March 31, 1998 and 1997
               and the period from inception (February 15, 1989)
               through March 31, 1998                                  5

               Notes to Condensed Financial Statements                 6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                   11


PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                      16


SIGNATURES                                                            17

                                   COCENSYS, INC.
                           (A development stage company)

                              CONDENSED BALANCE SHEETS
                 (In thousands, except share and par value amounts)


                                                     MARCH 31,                DECEMBER 31,
                                                       1998                       1997
                                                     --------                 -----------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $  1,208                  $  3,410
  Short-term investments                               12,724                     9,050
  Receivables from corporate partners                      65                       414
  Other current assets                                    549                       484
                                                     --------                  --------
TOTAL CURRENT ASSETS                                   14,546                    13,358

Property and equipment, net                             2,822                     2,823
Investments                                               500                       500
Other assets, net                                         217                       235
                                                     --------                  --------
                                                   $   18,085                 $  16,916
                                                     --------                  --------
                                                     --------                  --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $      407                 $     866
  Other accrued liabilities                               966                     1,911
  Accrued compensation and benefits                       558                     1,107
  Deferred revenue                                      1,725                         -
  Due to corporate partners                             1,699                       747
  Capital lease obligation -- current portion             411                       353
                                                     --------                  --------
TOTAL CURRENT LIABILITIES                               5,766                     4,984

Capital lease obligation, less current portion            493                       567
Other liabilities                                         532                       534

Commitments and contingencies

Stockholders' equity:
  Preferred stock -- $.001 par value,
    5,000,000 shares authorized; 300,000 shares
    issued and outstanding at March 31, 1998
    and 214,286 at December 31, 1997                   16,566                    13,000
  Common stock -- $.001 par value,
    75,000,000 shares authorized; 22,934,825 shares
    issued and outstanding at March 31, 1998 and
    22,857,506 at December 31, 1997                    97,441                    97,230
Deficit accumulated during the development stage     (102,310)                  (98,983)
Deferred compensation                                    (386)                     (430)
Accumulated comprehensive income                          (17)                       14
                                                     --------                  --------
TOTAL STOCKHOLDERS' EQUITY                             11,294                    10,831
                                                     --------                  --------
                                                  $    18,085                 $  16,916
                                                     --------                  --------
                                                     --------                  --------

                           See accompanying notes.

                                   COCENSYS, INC.
                           (A development stage company)

                         CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)



                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                                                                        (FEBRUARY 15,
                                                          THREE MONTHS ENDED               1989) TO
                                                             MARCH 31,                   MARCH 31,
                                                    1998                 1997               1998
                                                  -------              --------         -------------
REVENUES

 Co-promotion revenues from corporate partners     $  540              $  1,123           $ 30,705
 Co-development revenues from corporate partners      596                   702             17,289
                                                  -------              --------         ----------
Total revenues                                      1,136                 1,825             47,994
                                                  -------              --------         ----------

OPERATING EXPENSES

 Research and development                           3,359                 5,432             94,288

 Marketing, general and administrative              1,148                 2,679             49,304
 Acquired research and development and
   advances to Acea                                     -                     -             14,879
                                                  -------              --------         ----------
Total operating expenses                            4,507                 8,111            158,471
                                                  -------              --------         ----------

OPERATING LOSS                                     (3,371)               (6,286)          (110,477)

Gain on disposition of sales division                   -                     -              4,728
Interest income                                       202                   219              4,655
Interest expense                                      (24)                  (14)            (1,082)
                                                  -------              --------         ----------

NET LOSS                                           (3,193)               (6,081)          (102,176)

Dividends on preferred stock                          134                     -                134
                                                  -------              --------         ----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $  (3,327)            $  (6,081)        $ (102,310)
                                                  -------              --------         ----------
                                                  -------              --------         ----------

Basic and fully-diluted loss per common share   $   (0.15)            $   (0.27)
                                                  -------              --------
                                                  -------              --------
Shares used in computing net loss per share        22,891                22,251
                                                  -------              --------
                                                  -------              --------

                                  See accompanying notes.

                                   COCENSYS, INC.
                           (A development stage company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                                                   PERIOD FROM
                                                                                     INCEPTION
                                                                                   (FEBRUARY 15,
                                                  THREE MONTHS ENDED                 1989) TO
                                                      MARCH 31,                     MARCH 31,
                                                1998          1997                    1998
                                               ------        -----                --------------
OPERATING ACTIVITIES
Net loss                                       $  (3,193)    $  (6,081)           $  (102,176)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                      212           267                  7,037
  Amortization of deferred compensation               42            74                  3,649
  Issuance of stock and warrants for services        185             -                  2,521
  Loss on sale of fixed assets                         -             -                    100
  Gain on disposition of sales force                   -             -                 (4,728)
  Acquired research and development                    -             -                 12,279
  Decrease (increase) in other current assets        (60)          114                   (616)
  Decrease (increase) in receivable
    from corporate partner                           349            27                    (65)
  Increase (decrease) in advances
    from corporate partners                          952          (347)                 1,699
  Increase (decrease) in accounts payable
    and other accrued liabilities                   (284)         (665)                 2,482
                                                 -------        ------             ----------
NET CASH USED IN OPERATING ACTIVITIES             (1,797)       (6,611)               (77,818)
                                                 -------        ------             ----------

INVESTING ACTIVITIES
Decrease (increase) in short-term investments     (3,700)        5,830                (12,736)
Purchase of property and equipment                  (211)         (238)                (7,311)
Increase in other assets and notes receivable
    from officers                                     18           (77)                (1,373)
Cash received on sale of fixed assets                  -             -                     20
Cash received on disposition of sales division         -             -                  8,000
Purchase of investments                                -             -                   (500)
Increase in deferred costs                             -             -                 (2,475)
Acquisition of Acea Pharmaceuticals,
    net of cash acquired                               -             -                    (62)
                                                 -------        ------             ----------
NET PROVIDED BY (CASH USED) IN INVESTING
   ACTIVITIES                                     (3,893)        5,515                (16,437)
                                                 -------        ------             ----------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock       25         2,115                 61,270
Net cash proceeds from issuance of
   preferred stock                                 3,429             -                 32,810
Proceeds from sale/leaseback of fixed
   assets and notes payable                          106           334                  5,341
Payments on capital lease obligations
   and notes payable                                 (72)         (208)                (3,958)
                                                 -------        ------             ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          3,488         2,241                 95,463
                                                 -------        ------             ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (2,202)        1,145                  1,208
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   3,410         1,050                      -
                                                 -------        ------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   1,208     $   2,195             $    1,208
                                                 -------        ------             ----------
                                                 -------        ------             ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                         $      24     $      14             $      844
                                                 -------        ------             ----------
                                                 -------        ------             ----------


                              See accompanying notes.

                                   COCENSYS, INC.
                             (A development stage company)
                                    MARCH 31, 1998
                                      (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The interim financial information for the three-month periods ended March 31, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of operating results to be expected for the full year.

     REVENUE AND EXPENSE RECOGNITION

     See Notes 2, 3, 4, 5 and 6 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners.

     NET LOSS PER SHARE

     In 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. All per share amounts for all prior periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

     Both basic and diluted loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share, as their effect would be antidilutive.

     COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized

                                     COCENSYS, INC.
                             (A development stage company)

                        NOTES TO CONDENSED FINANCIAL STATEMENTS

     gains and losses on available-for-sale securities, which prior to adoption were reported separately on shareholders' equity, to be included in other comprehensive income. Prior financial statements have been restated to conform to the requirements of SFAS 130.

     The components of comprehensive loss are as follows (in thousands):



                                                                           PERIOD FROM
                                                                            INCEPTION
                                                                          (FEBRUARY 15,
                                                THREE MONTHS ENDED           1989) TO
                                                      MARCH 31,              MARCH 31,
                                                1998           1997            1998
                                               ------         ------       -------------
     Net loss                                  $ (3,193)      $ (6,081)    $  (102,176)
     Unrealized gain (loss) on investments          (31)           (40)            (17)
                                               --------       --------     -----------
     Comprehensive loss                        $ (3,224)   $    (6,121)   $  (102,193)
                                               --------       --------     -----------
                                               --------       --------     -----------

     The components of accumulated comprehensive gain (loss) are as follows (in thousands):



                                                MARCH 31,              DECEMBER 31,
                                                  1998                     1997
                                                --------               -------------
     Unrealized gain (loss) on investments          (17)                      14
                                               --------                ---------
     Accumulated comprehensive gain (loss)      $   (17)               $      14
                                               --------                ---------
                                               --------                ---------


PENDING ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 131

     In June 1998, the Financial Accounting Standards Board will issue Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with filing of the Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS 131, but does not expect that it will have an impact on the Company's results of operations, financial position or cash flows.


2.   DISPOSITION OF SALES AND MARKETING DIVISION

     On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing division (the "Division") to Watson Laboratories, Inc. ("Watson"), a wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement,

                                   COCENSYS, INC.
                             (A development stage company)

                        NOTES TO CONDENSED FINANCIAL STATEMENTS


     Watson assumed the Division's co-promotion agreements, acquired certain of its operating assets and obtained the right to hire approximately 70 employees of the Division. As consideration for these assets, the Company received $8.0 million from Watson in October 1997 with up to $1.0 million more due to the Company if Watson retains, as of specified future dates, certain percentages of the employees from the Division. Pursuant to this contingency arrangement, in April 1998, Watson paid CoCensys $750,000. An additional $250,000 is due to CoCensys in October 1998 if certain retention percentages are met at that time.

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


3.   DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST LABORATORIES

     In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with the Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst paid CoCensys a non-refundable $5.0 million licensing fee and AHP paid $5.0 million to purchase 100,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $750,000 per quarter for up to three years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse them for a portion of the back-up funding. Accordingly, a portion of the back-up program funding has been recorded as deferred revenue and will be recognized as revenue when Co 2-6749 or a back-up compound meets applicable criteria for acceptance by Wyeth-Ayerst.

     Wyeth-Ayerst is responsible for the costs associated with developing Co 2-6749. The Company and Wyeth-Ayerst will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty obligations to CoCensys. The preferred stock is convertible into common stock after May 12, 1999, at a conversion price based on the market price of the common stock at that time (subject to certain minimum and maximum limits).

                              COCENSYS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONDENSED FINANCIAL STATEMENTS




4.   MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

     In October 1995, the Company entered into collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex-Registered Trademark-, until June 1997 when Parke-Davis terminated the co-promotion agreement. In addition, in October 1997, the 1995 Warner Collaboration Agreement was mended and extended until at least October 1999 (the "amended Warner Collaboration Agreement").

     Under the amended Warner Collaboration Agreement, both companies share technology and resources to develop SSNRA candidates. Warner is obligated to pay for all costs to develop any development candidates arising from the Agreement, subject to CoCensys' right to re-engage in the development by funding a percentage of the development costs. Warner is also obligated to pay for all costs to promote any product developed under the Warner Collaboration Agreement, subject to CoCensys' right to co-promote in the United States (including sharing of costs to promote) any product for which CoCensys re-engaged development rights. CoCensys will receive royalties on sales of any products developed under the Warner Collaboration Agreement, at rates based in part upon whether CoCensys co-developed and co-promoted such product. In addition, upon achievement of certain clinical development and regulatory milestones, Warner will make nonrefundable milestone payments to CoCensys. Payments received under the amended Warner Collaboration Agreement are recognized as co-development revenues and payments made are recognized as expenses.

     Pursuant to the 1995 Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997.

     In October 1997, in connection with the amended Warner Collaboration Agreement, Warner-Lambert purchased convertible preferred stock form the Company with a face value of $7.0 million. Warner-Lambert paid the Company $1.0 million of the $7.0 million total in October 1997 and $6.0 million in January 1998. The Company allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in common stock) due to Warner Lambert in January 1999. The preferred stock accrues a non-cash dividend at twelve percent per annum until its mandatory conversion date in October 2001 and is convertible at the price of the common stock at the time of conversion (subject to a limit on the maximum number of shares that may be issued). The Company may elect to force conversion at an earlier date at a price equal to the greater of the then current price or the price when issued.

                              COCENSYS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONDENSED FINANCIAL STATEMENTS




5.   DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

     In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to co-develop and co-promote CCD 3693, the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The license fee was recognized as co-development revenue in 1996. The preferred stock is convertible into common stock on May 17, 1998, at a conversion price of not less than $4.375 per share.

     Under the agreement, both companies are obligated to pay a portion of the development costs of the compound and its back-up compounds. In addition, the Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. The parties will co-promote any products derived from the collaboration in the United States and share any profits proportionally, while Searle will have the right to develop, register and market the products in the rest of the world, subject to specified royalty payments.


6.   PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

     In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its Sales Division, promoted Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing division, and all related co-promotion agreements, to Watson. In March 1998, the Company received and recognized a $540,000 bonus for 1997 sales of Eldepryl. The Company does not expect to receive any more payments pursuant to the Somerset agreement.


7.   CYTOVIA LICENSING AGREEMENT

     In January 1998, the Company licensed certain non-core technology to Cytovia, Inc., a new company that will focus on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange, CoCensys received approximately 55% of the initial outstanding common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. During the first quarter, CoCensys advanced funds and provided certain administrative services to Cytovia during Cytovia's initial start-up period. Cytovia received venture funding in March 1998 and is now refunding to CoCensys the advanced funds. CoCensys' interest in Cytovia is less than 20 percent and is accounted for on a cost basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K.

     OVERVIEW

     CoCensys, Inc. is a biopharmaceutical company dedicated to the discovery, development, marketing and sales of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and enzymes and their ligands and inhibitors through three technology platforms: GABAA receptor modulators named Epalons; glutamate receptor antagonists; and sodium channel blockers.

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of March 31, 1998, the Company's accumulated deficit was approximately $102.3 million.

     RESULTS OF OPERATIONS

     The Company recognized $540,000 in co-promotion revenues for the three-month period ended March 31, 1998, compared to $1.1 million during the same period in fiscal 1997. The 1998 co-promotion revenue is attributable to a bonus for fiscal 1997 activity that was received and recognized in March 1998. In October 1997, the Company sold its sales and marketing division to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities.

     The Company recognized $596,000 in co-development revenues for the three-month period ended March 31, 1998 compared to $702,000 for the same period of 1997. In the first quarter of 1998, co-development revenues were associated with the SSNRA (subtype-selective NMDA receptor antagonists) program with Warner-Lambert. In 1997, co-development revenues related to the ongoing CCD 3693 program for insomnia with G.D. Searle and the licostinel (ACEA 1021) program for stroke and traumatic brain injury with Novartis, which was terminated in April 1997.

     Research and development expenses decreased to $3.4 million for the three-month period ended March 31, 1998, from $5.4 million in the first quarter of the prior year. Of this $2.0 million decrease, approximately $700,000 relates to cost savings from internal restructuring during the prior year and $1.3 million reflects a lower level of external clinical activity in the current period. In the first quarter of 1997, the Company had ongoing clinical trials of licostinel (ACEA 1021) in the treatment of stroke and of ganaxolone (CCD 1042) in the treatment of migraine and epilepsy. While there were no large clinical trials underway during the first quarter of 1998, the Company expects to commence a major Phase IIb clinical trial of ganaxolone in the treatment of migraine during the second quarter of 1998.

     Marketing, general and administrative expense decreased to $1.1 million in the first quarter of 1998 from $2.7 million in the first quarter of 1997, primarily as a result of selling the sales and marketing division.
     Results for the first quarter of 1998 exclude the cost of the sales and marketing division.

     Interest income was $202,000 for the three-month period ended March 31, 1998 compared to $219,000 for the same quarter in 1997. The decrease was due to lower cash and short-term investment balances in the first quarter of the current year when compared to the same quarter a year earlier.


     LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through March 31, 1998, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $94.1 million through sales of securities. At March 31, 1998, the Company's balances of cash, cash equivalents and investments totaled $14.4 million, compared to $13.0 million at December 31, 1997.

     As of March 31, 1998, the Company had invested $7.3 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.5 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     Pursuant to an agreement with Watson, in October 1997, the Company sold it sales and marketing division, related co-promotion agreements and certain other assets to Watson for $8.0 million in cash with an additional $1.0 million due to CoCensys contingent upon the occurrence of specified events. Of this contingent amount, Watson paid the Company $750,000 was in April 1998 with the balance due in October 1998 subject to the occurrence of specified events.

     Pursuant to the 1995 collaboration agreement with Warner-Lambert Company, as amended and extended in October 1997, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Under the terms of the 1997 amendment, Warner-Lambert purchased preferred stock with a face value of $7.0 million, of which Warner-Lambert paid the Company $1.0 million in October 1997 and $6.0 million in January 1998. Of this $7.0 million in total proceeds, the Company has allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in common stock) due to Warner Lambert in January

     1999. The preferred stock accrues a non-cash dividend at 12 percent per annum until its mandatory conversion date in October 2001. Pursuant to the May 1997 Development and Commercialization Agreement with Wyeth-Ayerst, Wyeth-Ayerst paid the Company a $5.0 million license fee and purchased 100,000 shares of the Company's Series C Convertible Preferred stock for $5.0 million. Furthermore, Wyeth-Ayerst is obligated to pay all development costs associated with Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events and pay the Company $3.0 million per year for up to three years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse them for a portion of the back-up funding.

     Pursuant to the Development and Commercialization Agreement G.D. Searle & Co., both companies are obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. The Company will receive nonrefundable milestone payments upon the occurrence of certain events in the development of the compound. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996. This preferred stock will convert to common stock on May 15, 1998.

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

     The Company has completed a preliminary assessment and will have to modify or replace portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. However, the majority of software and hardware used by the Company consists of commercially available, off-the-shelf programs and equipment that have already been modified, or are soon to be modified, by their manufacturers to handle the year 2000 correctly. As such, management believes that the year 2000 issue does not pose a significant problem for the Company and it is expected that this project will be completed not later than December 31, 1998 at a total cost of less than $50,000. The Company has incurred minimal costs to date. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.


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

                                   COCENSYS, INC.


PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits
                     10.1 *    CoCensys, Inc. Executive Officers' Severance
                               Benefit Plan
                     10.2 **   Agreement dated January 8, 1998, between
                               CoCensys, Inc. and Warner-Lambert Company
                     10.3 *    CoCensys, Inc. Executive Officers' Change of
                               Control Severance Plan
                     27        Financial Data Schedule

                     *         Compensatory Plan.
                     ** Confidential treatment requested with the SEC over portions of this Exhibit.


               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   COCENSYS, INC.


                                     SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                                      CoCensys, Inc.



   Date:  May 12, 1998                     By:  /s/ F. Richard Nichol, Ph.D.
          -------------                         ------------------------------
                                                     F. Richard Nichol, Ph.D.
                                           President and Chief Executive Officer
                                                (PRINCIPAL EXECUTIVE OFFICER)

   Date:  May 12, 1998                     By:  /s/  Peter E. Jansen
         --------------                        --------------------------------
                                                        Peter E. Jansen
                                                    Chief Financial Officer
                                                    (PRINCIPAL FINANCIAL AND
                                                      ACCOUNTING OFFICER)