Form 10-Q
period 1998-06-30
COCENSYS INC
filed 1998-08-13
CIK 895034

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

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

                                Yes    X     No
                                    -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           $.001 PAR VALUE                              24,664,378
       (CLASS OF COMMON STOCK)                 (OUTSTANDING AT AUGUST 6, 1998)

                                   COCENSYS, INC.
                           (A development stage company)


                                 TABLE OF CONTENTS

                                                                                 PAGE NUMBER
PART I.        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS.


                              Condensed Balance Sheets as of June 30, 1998
                              and December 31, 1997                                   3

                              Condensed Statements of Operations for the
                              three and six-month periods ended June 30, 1998
                              and 1997 and the period from inception
                              (February 15, 1989) through June 30, 1998               4

                              Condensed Statements of Cash Flows for the
                              six-month periods ended  June 30, 1998 and 1997
                              and the period from inception (February 15, 1989)
                              through June 30, 1998                                   5

                              Notes to Condensed Financial Statements                 6


                    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS.                   12

PART II.       OTHER INFORMATION

                    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS              17

                    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                              HOLDERS                                                17

                    ITEM 5.   OTHER INFORMATION                                      18

                    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                      18


SIGNATURES                                                                           20


                                COCENSYS, INC.
                         (A development stage company)

                           CONDENSED BALANCE SHEETS
              (In thousands, except share and par value amounts)


                                                     JUNE 30,      DECEMBER 31,
                                                       1998           1997
                                                     -------        -------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 4,388        $ 3,410
  Short-term investments                              14,587          9,050
  Receivables from corporate partners                     20            414
  Other current assets                                   355            484
                                                     -------        -------
TOTAL CURRENT ASSETS                                  19,350         13,358


Property and equipment, net                            2,770          2,823
Investments                                              500            500
Other assets, net                                        219            235
                                                     -------        -------
                                                     $22,839        $16,916
                                                     -------        -------
                                                     -------        -------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $501           $866
  Other accrued liabilities                            1,044          1,911
  Accrued compensation and benefits                      490          1,107
  Deferred revenue                                     2,150              -
  Due to corporate partners                            1,498            747
  Capital lease obligation - current portion             393            353
                                                     -------        -------
TOTAL CURRENT LIABILITIES                              6,076          4,984


Capital lease obligation, less current portion           425            567
Other liabilities                                        530            534

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value,
    5,000,000 shares authorized; 208,000 shares
    issued and outstanding at June 30, 1998 and
    214,286 at December 31, 1997                      16,530         13,000
Common stock - $.001 par value,
    75,000,000 shares authorized; 24,664,378 shares
    issued and outstanding at June 30, 1998 and
    22,857,506 at December 31, 1997                  105,864         97,230
Deficit accumulated during the development stage    (106,227)       (98,983)
Deferred compensation                                   (345)          (430)
Accumulated comprehensive income                         (14)            14
                                                     -------        -------

TOTAL STOCKHOLDERS' EQUITY                           15,808          10,831
                                                     -------        -------
                                                     $22,839        $16,916
                                                     -------        -------
                                                     -------        -------


                                   COCENSYS, INC.
                           (A development stage company)

                         CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)


                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                                                                                                            (FEBRUARY 15,
                                                        THREE MONTHS ENDED          SIX MONTHS ENDED          1989) TO
                                                               JUNE 30,                  JUNE 30,             JUNE 30,
                                                        ------------------       --------------------
                                                          1998        1997         1998         1997           1998
                                                        -------      ------       ------       ------       ---------
REVENUES

Co-promotion revenues from corporate partners          $     -      $ 1,185      $   540      $ 2,308      $  30,705
Co-development revenues from corporate partners            425        6,247        1,021        6,949         17,714
                                                       --------     -------      -------      -------      ---------

Total revenues                                             425        7,432        1,561        9,257         48,419
                                                       --------     -------      -------      -------      ---------

OPERATING EXPENSES

Research and development                                 4,063        5,984        7,422       11,416         98,351
Marketing, general and administrative                      884        2,825        2,032        5,504         50,188
Acquired research and development                            -            -            -            -         14,879
                                                       --------     -------      -------      -------      ---------

Total operating expenses                                 4,947        8,809        9,454       16,920        163,418
                                                       --------     -------      -------      -------      ---------

OPERATING LOSS                                          (4,522)      (1,377)      (7,893)      (7,663)      (114,999)


Gain on disposition of sales division                      750            -          750            -          5,478
Interest income                                            232          189          434          408          4,887
Interest expense                                           (20)         (37)         (44)         (51)        (1,102)
                                                       --------     -------      -------      -------      ---------

NET LOSS                                                (3,560)      (1,225)      (6,753)      (7,306)      (105,736)

Dividends on preferred stock                               357            -          491            -            491
                                                       --------     -------      -------      -------      ---------

Net loss attributable to common shareholders           $(3,917)     $(1,225)     $(7,244)     $(7,306)     $(106,227)
                                                       --------     -------      -------      -------      ---------
                                                       --------     -------      -------      -------      ---------

Net loss per share                                     $ (0.16)     $ (0.05)     $ (0.31)     $ (0.33)
                                                       --------     -------      -------      -------
                                                       --------     -------      -------      -------

Shares used in computing net loss per share             23,740       22,519       23,318       22,391
                                                       --------     -------      -------      -------
                                                       --------     -------      -------      -------


                                       COCENSYS, INC.
                                (A development stage company)

                             CONDENSED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Unaudited)

                                                                                                          PERIOD FROM
                                                                                                           INCEPTION
                                                                                    SIX MONTHS ENDED     (FEBRUARY 15,
                                                                                        JUNE 30,            1989) TO
                                                                                 ---------------------      JUNE 30,
                                                                                   1998          1997         1997
                                                                                 --------     --------     -----------
OPERATING ACTIVITIES
Net loss                                                                         $(6,753)     $(7,306)     $(105,736)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      437          530          7,262
  Amortization of deferred compensation                                               86          142          3,693
  Issuance of stock and warrants for services                                        199            -          2,535
  Loss on sale of fixed assets                                                         -           12            100
  Gain on disposition of sales force                                                (750)           -         (5,478)
  Acquired research and development                                                    -            -         12,279
  Decrease (increase) in other current assets                                        129         (254)          (427)
  Decrease (increase) in receivable from corporate partner                           394            2            (20)
  Increase (decrease) in advances from corporate partners                            751         (295)         1,498
  Increase (decrease) in accounts payable and other accrued liabilities              146         (403)         2,912
                                                                                 --------     --------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (5,361)      (7,572)       (81,382)
                                                                                 --------     --------     -----------

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                                     (5,565)       1,766        (14,601)
Purchase of property and equipment                                                  (384)        (351)        (7,484)
Decrease (increase) in other assets and notes receivable from officers                16         (153)        (1,375)
Cash received on disposition of sales division                                       750            -          8,750
Cash received on sale of fixed assets                                                  -            -             20
Increase in deferred costs                                                             -            -         (2,475)
Purchase of investments                                                                -            -           (500)
Acquisition of Acea Pharmaceuticals, net of cash acquired                              -            -            (62)
                                                                                 --------     --------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (5,183)       1,262        (17,727)
                                                                                 --------     --------     -----------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                      154        2,291         61,399
Net cash proceeds from issuance of preferred stock                                11,320        5,000         40,701
Proceeds from sale/leaseback of fixed assets and notes payable                       150          529          5,385
Payments on capital lease obligations and notes payable                             (102)        (368)        (3,988)
                                                                                 --------     --------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         11,522        7,452        103,497
                                                                                 --------     --------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            978        1,142          4,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,410        1,050              -
                                                                                 --------     --------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 4,388       $2,192         $4,388
                                                                                 --------     --------     -----------
                                                                                 --------     --------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                           $    44       $   39         $  864
                                                                                 --------     --------     -----------
                                                                                 --------     --------     -----------


                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1998
                                (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     CoCensys, Inc. ("CoCensys" or the "Company") is a biopharmaceutical company dedicated to the discovery, development, marketing and sales of small molecule drugs to treat neurological and psychiatric disorders.
     The interim financial information for the three and six-month periods ended June 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring entries) that the Company's management of believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six-month period ended June 30, 1998, are not necessarily indicative of operating results to be expected for the full year.

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

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains and losses on available-for-sale securities, which prior to adoption were reported separately on stockholders' equity, to be included in other comprehensive income. Prior financial statements have been restated to conform to the requirements of SFAS 130.

     The components of comprehensive loss are as follows (in thousands):


                                                                                         PERIOD FROM
                                                                                          INCEPTION
                                                                                         (FEBRUARY 15,
                                         THREE MONTHS ENDED         SIX MONTHS ENDED       1989) TO
                                              JUNE 30,                 JUNE 30,            JUNE 30,
                                         ------------------         ----------------     ------------
                                           1998       1997          1998       1997         1998
                                        -------      -------     --------     -------     ----------
Net loss                                $(3,560)     $(1,225)    $ (6,753)    $(7,306)    $(105,736)
Unrealized gain (loss) on investments         3          (37)         (28)         (3)         (14)
                                        -------      -------     --------     -------     --------
Comprehensive loss                      $(3,557)     $(1,262)    $ (6,781)    $(7,309)    $(105,750)
                                        -------      -------     --------     -------     --------
                                        -------      -------     --------     -------     --------

     Pending Adoption of Financial Accounting Standards No. 131

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with filing of the Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS 131, but does not expect that it will have an impact on the Company's results of operations, financial position or cash flows.


2.   DISPOSITION OF SALES AND MARKETING DIVISION

     On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing division (the "Division") to Watson Laboratories, Inc. ("Watson"), a

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement, Watson assumed the Division's co-promotion agreements, acquired certain of its operating assets and obtained the right to hire approximately 70 employees of the Division. As consideration for these assets, the Company received $8.0 million from Watson in October 1997 with up to $1.0 million more due to the Company if Watson retained, as of specified future dates, certain percentages of the employees from the Division. Pursuant to this contingency arrangement, in April 1998, Watson paid CoCensys $750,000. An additional $250,000 is due to CoCensys in October 1998 if certain retention percentages are met at that time.

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

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

4.   MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

     In October 1995, the Company entered into collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex-Registered Trademark-, until June 1997 when Parke-Davis terminated the co-promotion agreement. In addition, in October 1997, the 1995 Warner Collaboration Agreement was amended and extended until at least October 1999 (the "amended Warner Collaboration Agreement").

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

     In October 1997, in connection with the amended Warner Collaboration Agreement, Warner-Lambert purchased convertible preferred stock form the Company with a face value of $7.0 million. Warner-Lambert paid the Company $1.0 million of the $7.0 million total in October 1997 and $6.0 million in January 1998. The Company allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in common stock) due to Warner-Lambert in January 1999. The preferred stock accrues an imputed non-cash dividend at twelve percent per annum until its mandatory conversion date in October 2001 and is convertible at the price of the common stock at the time of conversion (subject to a limit on the maximum number of shares that may be issued). The Company may elect to force conversion at an earlier date at a price equal to the greater of the then current price or the price when issued.

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

5.   DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

     In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to co-develop and co-promote CCD 3693, the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The license fee was recognized as co-development revenue in 1996. In May 1998, the Series B Convertible Preferred Stock converted, in accordance with its terms, into 1.6 million shares of common stock at a conversion price of $4.375 per share.

     In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will consider seeking a new partner for the program in the future.


6.   PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

     In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its sales and marketing division, promoted Somerset's drug Eldepryl-Registered Trademark-to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing division, and all related co-promotion agreements, to Watson. In March 1998, the Company received and recognized a $540,000 bonus for 1997 sales of Eldepryl. The Company does not expect to receive any more payments pursuant to the Somerset agreement.

7.   CYTOVIA LICENSING AGREEMENT

     In January 1998, the Company licensed certain non-core technology to Cytovia, Inc., a new company that will focus on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange, CoCensys received shares of common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. As of June 30, 1998, CoCensys' interest in Cytovia was less than twenty percent and is accounted for on a cost basis.

                                COCENSYS, INC.
                        (A development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

8.   Private Placement of Preferred Stock

     In June 1998, the Company raised $8.0 million through the private placement of convertible preferred stock. The preferred stock is convertible into common stock on June 8, 2001, or earlier at the holder's option at a price based on the value of the common stock, subject to a maximum price of $3.93 per share. See Part II, Item 2, "Changes in Securities and Use of Proceeds," below. The terms of the private placement included the issuance of warrants to purchase 350,000 shares of common stock at $4.50 per share, with additional warrants to be issued for 100,000 shares of common stock if investors hold a specified amount of preferred stock for at least five months following purchase.

     The preferred stock carries an annual dividend of 7.5 percent of the face value of the outstanding shares, subject to reductions in the dividend rate if the market price of Company's common stock increases to certain levels. Dividends are payable quarterly in cash or, at the election of the Company, by adding the amount of the dividend to the conversion value of the preferred stock. Additionally, $390,000 of the $8.0 million in proceeds was allocated to the warrants and $890,000 was allocated to a beneficial conversion feature that allows investors to convert at 90% of the market price of the common stock after 120 days. These two allocated amounts have been credited to additional paid in capital and will be treated as issuance discounts. Accordingly, the $390,000 and $890,000 will be amortized over three years and 120 days, respectively, in the form of additional preferred dividends.

                                 COCENSYS, INC.
                         (A development stage company)


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

Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of June 30, 1998, the Company's accumulated deficit was approximately $106.2 million.

RESULTS OF OPERATIONS

The Company recognized no co-promotion revenues for the three-month period ended June 30, 1998, and $540,000 for the six-month period ended June 30, 1998, compared to $1.2 and $2.3 million during the same periods in fiscal 1997. In October 1997, the Company sold its sales and marketing division to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities. The 1998 co-promotion revenue is attributable to a bonus for fiscal 1997 activity that was received and recognized in March 1998.

The Company recognized $425,000 and $1.0 million in co-development revenues for the three and six-month periods ended June 30, 1998, respectively, compared to $6.2 and $6.9 million for the same periods in 1997. In 1998, co-development revenues are primarily associated with the SSNRA (subtype-selective NMDA receptor antagonists) program with Warner-Lambert.
In the second quarter of 1997, the Company recognized $5.8 million related to an agreement with Wyeth-Ayerst to co-develop the Company's anxiolytic compound.

Research and development expenses decreased to $4.1 and $7.4 million for the three and six-month periods ended June 30, 1998, respectively, from $6.0 and $11.4 million in the comparable periods of

                                 COCENSYS, INC.
                         (A development stage company)

the prior year. The decreases in expenses in the current year are attributable to a lower level of external clinical activity relative to a year earlier and cost savings that resulted from last year's organizational restructuring. In the first half of 1997, the Company had ongoing clinical trials for epilepsy, migraine and stroke. In the first half of 1998, the Company's clinical efforts were mainly focused on planning a Phase II clinical trial of ganaxolone in the treatment of migraine. This trial commenced in June 1998 and, accordingly, the Company expects research and development costs to increase during the second half of the year.

Marketing, general and administrative expense decreased to $884,000 and $2.0 million in the three and six-month periods ended June 30, 1998, respectively, from $2.8 and $5.5 million in the comparable periods of the prior year. Results for the first half of 1997 include the costs of the sales and marketing division, which was sold in October 1997.

Gain on disposition of sales division was $750,000 for the three-month period ended June 30, 1998. In April 1998, criteria based on Watson's ability to retain members of the sales and marketing division were met and Watson paid the Company the first of two contingent payments. The second payment of $250,000 is due in October 1998, contingent upon attainment of additional specified criteria.

Interest income was $232,000 and $434,000 for the three and six-month periods ended June 30, 1998, respectively, compared to $189,000 and $408,000 for the same periods in fiscal 1997. The increase is due to higher average cash and investment balances in the current year when compared to the same periods a year earlier.

Preferred dividends were $357,000 and $491,000 for the three and six-month periods ended June 30, 1998, respectively, while there were no dividends declared in the comparable periods of the prior fiscal year. The preferred dividends increase the carrying value of outstanding preferred stock and do not involve the payment of cash.

LIQUIDITY AND CAPITAL RESOURCES

From its inception in February 1989 through June 30, 1998, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $102.0 million. At June 30, 1998, the Company's balances of cash, cash equivalents and investments totaled $19.5 million, compared to $13.0 million at December 31, 1997.

On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Part II, Item 2 "Changes in Securities," below and Part I, Note 8 of the Notes to Condensed Financial Statements "Private Placement of Preferred Stock," above.

Since its inception in February 1989 through June 30, 1998, the Company had invested $7.5 million in leasehold improvements, laboratory and computer equipment and office furnishings and

                                 COCENSYS, INC.
                         (A development stage company)


equipment. The Company has financed $3.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

Pursuant to an agreement with Watson, in October 1997, the Company sold it sales and marketing division, related co-promotion agreements and certain other assets to Watson for $8.0 million in cash with an additional $1.0 million due to CoCensys contingent upon the occurrence of specified events. Of this contingent amount, Watson paid the Company $750,000 was in April 1998 with the balance due in October 1998 subject to Watson's ability to retain a specified percentage of employees of the sales and marketing division.

Pursuant to the 1995 collaboration agreement with Warner-Lambert Company, as amended and extended in October 1997, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Under the terms of the 1997 amendment, Warner-Lambert purchased preferred stock with a face value of $7.0 million, of which Warner-Lambert paid the Company $1.0 million in October 1997 and $6.0 million in January 1998. Of this $7.0 million in total proceeds, the Company has allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in common stock) due to Warner Lambert in January 1999. The preferred stock accrues an imputed non-cash dividend at 12 percent per annum until its mandatory conversion date in October 2001.

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

Pursuant to the Development and Commercialization Agreement G.D. Searle & Co., both companies were obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996. In May 1998, the preferred stock converted, in accordance with its terms, into 1.6 million shares of common stock at a conversion price of $4.375 per share. In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will consider seeking a new partner for the program in the future.

                                 COCENSYS, INC.
                         (A development stage company)

CoCensys' operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to mitigate such negative cash flows with revenues, if any, derived from license fees and milestone payments from research and development collaborations for its proprietary products and additional sales of equity. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations, will be adequate to satisfy its capital needs for at least the next 12 months.

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

                                 COCENSYS, INC.
                         (A development stage company)

Additional Risks

In addition to those discussed above, the Company is subject to the following risks:

The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risks. Drug discovery and development are capital intensive activities, and there can be no assurance the Company will be able to raise the additional capital necessary to develop and commercialize products. The Company's strategy for the development, clinical testing and commercialization of its products includes entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate further collaborative arrangements on acceptable terms, if at all, or that the current collaborative efforts will be continued or successful. Human clinical trials require considerable time and funding, and results from any stage of testing may not predict results of later stages.
In addition, if results of any clinical trial fail to meet the Company's requirements, the study plan for such compound may be adjusted or another compound may be substituted, either of which may result in delays in future clinical studies. Unfavorable clinical trials could result in cancellation of future clinical studies. Inherent in the fact that CoCensys is an early stage biopharmaceutical company are a range of additional risks, including those associated with obtaining and enforcing patents and protecting proprietary technology and the risk of regulatory change, among others.

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

                                 COCENSYS, INC.
                         (A development stage company)

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c)  Recent Sales of Unregistered Securities.

   On June 8, 1998 (the "Closing Date"), the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share (the "Preferred Stock") for an aggregate of $8 million in a private placement. The Preferred Stock was sold to three investors (the "Investors"): RGC International Investors, LDC; Themis Partners L.P.; and Heracles Fund. The issuance was exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

   Each share of Preferred Stock is convertible into the number of shares of the Company's common stock equal to (i) the stated value ($1,000) plus any accrued and unpaid dividends on the date of conversion divided by (ii) the "Conversion Price," which equals the lesser of (x) the average of the three lowest trading prices during the fifteen trading day period ending one trading day prior to the conversion, multiplied by 100% (until October 8, 1998) or 90% (after October 8, 1998), or (y) $3.93.

   In connection with sale of the Preferred Stock, the Company granted to the Investors five-year warrants to purchase an aggregate of 350,000 shares of Common Stock at $4.50 per share (the "Warrants").

   On July 8, 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register the resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held an Annual Meeting on Stockholders on June 10, 1998.

   The stockholders elected the Board's nominees as Class II directors by the votes indicated:


     Nominee               Votes in Favor     VOTES WITHHELD
     -------               --------------     --------------
     Kelvin W. Gee, Ph.D.     16,669,286         102,738
     Robert L. Roe, M.D.      16,671,486         100,538
     Lowell E. Sears          16,671,486         100,538


   A 200,000 share increase in the number of shares available for issuance under the Company's 1995 Employee Stock Purchase Plan was approved with 15,582,892 votes in favor, 840,791 against and 152,649 abstentions.

                                 COCENSYS, INC.
                         (A development stage company)

     The selection of Ernst & Young, LLP as the Company's independent auditors was ratified with 16,579,392 votes in favor, 66,292 against and 126,340 abstentions.

ITEM 5.   OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders must provide specified information to the Company by January 2, 1999 if such matters are to be brought before the stockholders at the Company's 1999 annual meeting of stockholders (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


                                                                          SEQUENTIAL
     EXHIBIT  DESCRIPTION                                                 PAGE START
     -------  -----------                                                 ----------
     4.1      Securities Purchase Agreement dated June 8, 1998,                *
              among the Company and the purchasers set forth therein.

     4.2      Certificate of Powers, Designation, Preferences, Rights          *
              and Limitations of Series E Convertible Preferred Stock.

     4.3      Form of Stock Purchase Warrant (Initial Warrants).               *

     4.4      Registration Rights Agreement dated June 8, 1998,                *
              among the Company and the purchasers set forth therein.

     4.5      Form of Stock Purchase Warrant (Additional Warrants).            *

     27       Financial Data Schedule                                          **

   --------------------------

     * Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 1998.

     **   Filed with EDGAR version only.


     (b) Reports on Form 8-K

     The Company filed a Form 8-K on June 22, 1998 reporting under Item 5 that on June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Part II, Item 2 "Changes in Securities," above.

                                 COCENSYS, INC.
                         (A development stage company)

     The Company filed a Form 8-K on August 5, 1998, reporting under Item 5 that G.D. Searle & Co. decided not to participate further in the development of CCD 3693, CoCensys' lead compound for the treatment of insomnia.

                                 COCENSYS, INC.
                         (A development stage company)

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                                       CoCensys, Inc.




 Date:    August 11, 1998               By: /s/  F. Richard Nichol, Ph.D.
        ---------------------              -----------------------------------
                                                  F. Richard Nichol, Ph.D.
                                               President and Chief Executive
                                                        Officer
                                               (PRINCIPAL EXECUTIVE OFFICER)


 Date:    August 11, 1998               By: /s/  Peter E. Jansen
        ---------------------              -----------------------------------
                                                 Peter E. Jansen
                                             Chief Financial Officer
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)