Form 10-Q
period 1998-09-30
COCENSYS INC
filed 1998-11-09
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

      Yes    X      No
           ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            $.001 PAR VALUE                       27,231,157
        (CLASS OF COMMON STOCK)           (OUTSTANDING AT NOVEMBER 5, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COCENSYS, INC.
                          (A development stage company)

                                TABLE OF CONTENTS

                                                                                 PAGE NUMBER
PART I.       FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS.

                          Condensed Balance Sheets as of September 30, 1998
                          and December 31, 1997                                       3

                          Condensed Statements of Operations for the three and
                          nine-month periods ended September 30, 1998 and 1997
                          and the period from inception (February 15, 1989)
                          through September 30, 1998                                  4

                          Condensed Statements of Cash Flows for the nine-month
                          periods ended September 30, 1998 and 1997 and the
                          period from inception (February 15, 1989) through
                          September 30, 1998                                          5

                          Notes to Condensed Financial Statements                     6

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS.                          12

PART II.      OTHER INFORMATION

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                             18


SIGNATURES                                                                           19

                                 COCENSYS, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1998             1997
                                                      -------------   ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $   4,246   $  3,410
  Short-term investments                                    10,827      9,050
  Receivables from corporate partners                           14        414
  Other current assets                                         348        484
                                                         ---------   --------
TOTAL CURRENT ASSETS                                        15,435     13,358

Property and equipment, net                                  2,596      2,823
Investments                                                    500        500
Other assets, net                                              150        235
                                                         ---------   --------
                                                         $  18,681   $ 16,916
                                                         ---------   --------
                                                         ---------   --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     383   $    866
  Other accrued liabilities                                  1,045      1,911
  Accrued compensation and benefits                            837      1,107
  Deferred revenue                                           2,575         --
  Due to corporate partners                                  1,498        747
  Capital lease obligation - current portion                   334        353
                                                         ---------   --------
TOTAL CURRENT LIABILITIES                                    6,672      4,984

Capital lease obligation, less current portion                 359        567
Other liabilities                                              528        534

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value,
    5,000,000 shares authorized; 207,095 shares
    issued and outstanding at September 30, 1998 and
    214,286 at December 31, 1997                            16,664     13,000
Common stock - $.001 par value,
    75,000,000 shares authorized; 25,709,758 shares
    issued and outstanding at September 30, 1998 and
    22,857,506 at December 31, 1997                        106,667     97,230
Deficit accumulated during the development stage          (112,117)   (98,983)
Deferred compensation                                         (174)      (430)
Accumulated comprehensive income                                82         14
                                                         ---------   --------
TOTAL STOCKHOLDERS' EQUITY                                  11,122     10,831
                                                         ---------   --------
                                                         $  18,681   $ 16,916
                                                         ---------   --------
                                                         ---------   --------

                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                    THREE MONTHS ENDED   NINE MONTHS ENDED  (FEBRUARY 15,
                                                       SEPTEMBER 30,        SEPTEMBER 30,     1989) TO
                                                   -------------------   -----------------  SEPTEMBER 30,
                                                     1998       1997        1998      1997       1998
                                                   --------   --------   --------   --------   ---------
REVENUES
  Co-promotion revenues from corporate partners    $      -   $    861   $    540   $  3,169   $  30,705
  Co-development revenues from corporate partners       325        951      1,346      7,900      18,039
                                                   --------   --------   --------   --------   ---------
Total revenues                                          325      1,812      1,886     11,069      48,744
                                                   --------   --------   --------   --------   ---------

OPERATING EXPENSES
  Research and development                            4,380      5,781     11,801     17,198     102,730
  Marketing, general and administrative               1,017      2,855      3,049      8,358      51,205
  Acquired research and development                      --         --         --         --      14,879
                                                   --------   --------   --------   --------   ---------
Total operating expenses                              5,397      8,636     14,850     25,556     168,814
                                                   --------   --------   --------   --------   ---------
OPERATING LOSS                                       (5,072)    (6,824)   (12,964)   (14,487)   (120,070)

Gain on disposition of sales division                    --         --        750         --       5,478
Interest income                                         261        230        695        638       5,148
Interest expense                                        (20)       (16)       (64)       (67)     (1,122)
                                                   --------   --------   --------   --------   ---------

NET LOSS                                             (4,831)    (6,610)   (11,583)   (13,916)   (110,566)
Dividends on preferred stock                          1,060         --      1,551         --       1,551
                                                   --------   --------   --------   --------   ---------

Net loss attributable to common shareholders       $ (5,891)  $ (6,610)  $(13,134)  $(13,916)  $(112,117)
                                                   --------   --------   --------   --------   ---------
                                                   --------   --------   --------   --------   ---------
Net loss per share                                 $  (0.24)  $  (0.29)  $  (0.55)  $  (0.62)
                                                   --------   --------   --------   --------
                                                   --------   --------   --------   --------
Shares used in computing net loss per share          24,717     22,707     23,791     22,497
                                                   --------   --------   --------   --------
                                                   --------   --------   --------   --------


                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             PERIOD
                                                                                              FROM
                                                                                            INCEPTION
                                                                       NINE MONTHS ENDED   (FEBRUARY 15,
                                                                          SEPTEMBER 30,      1989) TO
                                                                       ------------------- SEPTEMBER 30,
                                                                          1998       1997       1998
                                                                        --------   --------   ---------
OPERATING ACTIVITIES
Net loss                                                                $(11,583)  $(13,916)  $(110,566)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              681        776       7,506
  Amortization of deferred compensation                                      255        203       3,862
  Issuance of stock and warrants for services                                 74         55       2,410
  Loss on sale of fixed assets                                                --         65         100
  Gain on disposition of sales force                                        (750)        --      (5,478)
  Acquired research and development                                           --         --      12,279
  Decrease (increase) in other current assets                                136        157        (420)
  Decrease (increase) in receivable from corporate partner                   400        589         (14)
  Increase (decrease) in advances from corporate partners                    751       (446)      1,498
  Increase in deferred revenue                                             2,575         --       2,575
  Increase (decrease) in accounts payable and other accrued
   liabilities                                                            (1,624)    (1,204)      1,142
                                                                        --------   --------   ---------
NET CASH USED IN OPERATING ACTIVITIES                                     (9,085)   (13,721)    (85,106)
                                                                        --------   --------   ---------
INVESTING ACTIVITIES

Decrease (increase) in short-term investments                             (1,709)     9,092     (10,745)
Purchase of property and equipment                                          (454)      (931)     (7,554)
Decrease (increase) in other assets and notes receivable from officers        85       (159)     (1,306)
Cash received on disposition of sales division                               750         --       8,750
Cash received on sale of fixed assets                                         --          1          20
Increase in deferred costs                                                    --         --      (2,475)
Purchase of investments                                                       --         --        (500)
Acquisition of Acea Pharmaceuticals, net of cash acquired                     --         --         (62)
                                                                        --------   --------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (1,328)     8,003     (13,872)
                                                                        --------   --------   ---------
FINANCING ACTIVITIES

Net cash proceeds from issuance of common stock                              156      2,329      61,401
Net cash proceeds from issuance of preferred stock                        11,320      5,000      40,701
Proceeds from sale/leaseback of fixed assets and notes payable               163        529       5,398
Payments on capital lease obligations and notes payable                     (390)      (677)     (4,276)
                                                                        --------   --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 11,249      7,181     103,224
                                                                        --------   --------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    836      1,463       4,246
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           3,410      1,050          --
                                                                        --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  4,246   $  2,513   $   4,246
                                                                        --------   --------   ---------
                                                                        --------   --------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                  $     65   $     55   $     885
                                                                        --------   --------   ---------
                                                                        --------   --------   ---------

                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     CoCensys, Inc. ("CoCensys" or the "Company") is a biopharmaceutical company dedicated to the discovery and development of small molecule drugs to treat neurological and psychiatric disorders. The interim financial information for the three and nine-month periods ended September 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring entries) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of operating results to be expected for the full year.

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

     The components of comprehensive loss are as follows (in thousands):


                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                    THREE MONTHS ENDED   NINE MONTHS ENDED    (FEBRUARY 15,
                                                       SEPTEMBER 30,        SEPTEMBER 30,       1989) TO
                                                   -------------------   -----------------    SEPTEMBER 30,
                                                     1998       1997        1998      1997         1998
                                                   --------   --------   --------   --------     ---------
Net loss                                           $  (5,891) $  (6,610) $  (13,134) $  (13,916) $  (112,117)
Unrealized gain on investments                            99          9          81          23           82
                                                   ---------  ---------- ----------  ----------  -----------
Comprehensive loss                                 $  (5,792) $  (6,601) $  (13,053) $  (13,893) $  (112,035)
                                                   ---------  ---------- ----------  ----------  -----------
                                                   ---------  ---------- ----------  ----------  -----------

     PENDING ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 131

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with filing of the Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS 131, but does not expect that it will have an impact on the Company's results of operations, financial position or cash flows.

2.   DISPOSITION OF SALES AND MARKETING DIVISION

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing division (the "Division") to Watson Laboratories, Inc. ("Watson"), a wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement, Watson assumed the Division's co-promotion agreements, acquired certain of its operating assets and obtained the right to hire approximately 70 employees of the Division. As consideration for these assets, the Company received $8.0 million from Watson in October 1997 with up to $1.0 million more due to the Company if Watson retained, as of specified future dates, certain percentages of the employees from the Division. Pursuant to this contingency arrangement, Watson paid CoCensys $750,000 in April 1998 and $250,000 in October 1998.

     In order to satisfy certain provisions of the Agreement, the Company entered into, and transferred to Watson, agreements with two pharmaceutical companies for marketing rights and NDAs for two drugs with an aggregate cost of $2.0 million. Of this total, the Company paid $1.0 million in October 1997. Additionally, $1.0 million of the $8.0 million of proceeds from the sale of the Division was placed into an escrow account to satisfy the future obligations related to these acquisitions. In October 1998, $500,000 of the funds held in escrow was disbursed.

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

     In October 1997, in connection with the amended Warner Collaboration Agreement, Warner-Lambert purchased convertible preferred stock from the Company with a face value of $7.0 million. Warner-Lambert paid the Company $1.0 million of the $7.0 million total in October 1997 and $6.0 million in January 1998. The Company allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in common stock) due to Warner-Lambert in January 1999. The preferred stock accrues an imputed non-cash dividend at 12 percent per annum until its mandatory conversion date in October 2001 and is convertible at the price of the common stock at the time of conversion (subject to a limit on the maximum number of shares that may be issued). The Company may elect to force conversion at an earlier date at a price equal to the greater of the then current price or the price when issued.

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

6.   PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

     In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its sales and marketing division, promoted Somerset's drug Eldepryl-Registered Trademark- to neurologists in the United States for the treatment of Parkinson's disease. Effective
     January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing division, and all related co-promotion agreements, to Watson. In March 1998, the Company received and recognized a $540,000 bonus for 1997 sales of Eldepryl. The Company does not expect to receive any more payments pursuant to the Somerset agreement.

7.   CYTOVIA LICENSING AGREEMENT

     In January 1998, the Company licensed certain non-core technology to Cytovia, Inc., a new company that will focus on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange, CoCensys received shares of common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. As of September 30, 1998, CoCensys' interest in Cytovia was less than twenty percent and is accounted for on a cost basis.

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

     The preferred stock carries an annual dividend of 7.5 percent of the face value of the outstanding shares, subject to reductions in the dividend rate if the market price of Company's common stock increases to certain levels. Dividends are payable quarterly in cash or, at the election of the Company, by adding the amount of the dividend to the conversion value of the preferred stock. Additionally, $390,000 of the $8.0 million in proceeds was allocated to the warrants and $890,000 was allocated to a beneficial conversion feature that allows investors to convert at 90% of the market price of the common stock after 122 days. These two allocated amounts have been credited to additional paid in capital and will be treated as issuance discounts. Accordingly, the $390,000 and $890,000 will be amortized over three years and 122 days, respectively, in the form of additional noncash preferred dividends.

9.   SUBSEQUENT EVENT

     On October 16, 1998, the Company announced results from its Phase II clinical trial using a tablet formulation of ganaxolone for acute migraine. While the patients receiving ganaxolone reported pain relief at a rate in excess of those receiving placebo, the difference was not statistically significant. The Company did achieve statistically significant results in pain relief at two hours in a subset of forty-five female patients who were dosed with ganaxolone or placebo within five days following start of menses. Based on the results of the trial, the Company intends to seek a collaboration partner to develop ganaxolone for migraine prophylaxis as well as for epilepsy, for which the drug has shown promising results in previous clinical trials. The Company also will seek a collaboration partner to develop backup compounds to ganaxolone for acute migraine therapy.

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

     OVERVIEW

     CoCensys, Inc. is a biopharmaceutical company dedicated to the discovery and development of small molecule drugs to treat neurological and psychiatric disorders. The Company's product discovery and development programs are focused on the exploration of novel receptors and enzymes and their ligands and inhibitors through three technology platforms: GABA receptor modulators named Epalons; glutamate receptor antagonists; and sodium channel blockers.

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of September 30, 1998, the Company's accumulated deficit was approximately $112.1 million.

     RESULTS OF OPERATIONS

     The Company recognized no co-promotion revenues for the three-month period ended September 30, 1998, and $540,000 for the nine-month period ended September 30, 1998, compared to $861,000 and $3.2 million during the same periods in fiscal 1997. In October 1997, the Company sold its sales and marketing division to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities. The 1998 co-promotion revenue is attributable to a bonus for fiscal 1997 activity that was received and recognized in March 1998.

     The Company recognized $325,000 and $1.3 million in co-development revenues for the three and nine-month periods ended September 30, 1998, respectively, compared to $951,000 and $7.9 million for the same periods in 1997. In 1998, co-development revenues are primarily associated with the SSNRA (subtype-selective NMDA receptor antagonists) program with Warner-Lambert. In the second quarter of 1997, the Company recognized $5.8 million related to an agreement with Wyeth-Ayerst to co-develop the Company's anxiolytic compound.

                                 COCENSYS, INC.
                          (A development stage company)

     Research and development expenses decreased to $4.4 and $11.8 million for the three and nine-month periods ended September 30, 1998, respectively, from $5.8 and $17.2 million in the comparable periods of the prior year. The decreases in expenses in the current year are attributable to a lower level of external clinical activity relative to a year earlier and cost savings that resulted from last year's organizational restructuring. In the first nine months of 1997, the Company had ongoing clinical trials for epilepsy, migraine and stroke. In the first nine months of 1998, the Company's clinical efforts were mainly focused on a clinical trial of ganaxolone in the treatment of migraine and preclinical development of the Company's sodium channel blocker. The narrower focus in the current year resulted in lower overall research and development expenses.

     Marketing, general and administrative expense decreased to $1.0 and $3.0 million in the three and nine-month periods ended September 30, 1998, respectively, from $2.9 and $8.4 million in the comparable periods of the prior year. Results for the first nine months of 1997 include the costs of the sales and marketing division, which was sold in October 1997.

     Gain on disposition of sales division was $750,000 for the nine-month period ended September 30, 1998. In April 1998, Watson paid the Company the first of two contingent payments based on Watson's ability to retain members of the sales and marketing division. The final payment of $250,000 was made in October 1998 and will be recognized in the fourth quarter.

     Interest income was $261,000 and $695,000 for the three- and nine-month periods ended September 30, 1998, respectively, compared to $230,000 and $638,000 for the same periods in fiscal 1997. The increase is due to higher average cash and investment balances in the current year when compared to the same periods a year earlier.

     Preferred dividends were $1.1 million and $1.6 million for the three and nine-month periods ended September 30, 1998, respectively, while there were no dividends in the comparable periods of the prior fiscal year. Preferred dividends arise from the amortization of discounts from the face value of outstanding preferred stock and do not involve the payment of cash. Certain of the discounts relating to the June 1998 sale of preferred stock will be fully amortized as of October 8, 1998; accordingly, the Company anticipates that the amount of preferred dividends will decrease in future periods.

     LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through September 30, 1998, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $102.0 million. At September 30, 1998, the Company's balances of cash, cash equivalents and investments totaled $15.6 million, compared to $13.0 million at December 31, 1997.

     Since its inception in February 1989 through September 30, 1998, the Company had invested $7.6 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases.

                                 COCENSYS, INC.
                          (A development stage company)

     While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Note 8 of the Notes to Condensed Financial Statements "Private Placement of Preferred Stock," above.

     Pursuant to an agreement with Watson, in October 1997, the Company sold it sales and marketing division, related co-promotion agreements and certain other assets to Watson for $8.0 million in cash with an additional $1.0 million due to CoCensys contingent upon the occurrence of specified events. Of this contingent amount, Watson paid the Company $750,000 in April 1998 and $250,000 in October 1998.

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

     Pursuant to the Company's Development and Commercialization Agreement with G.D. Searle & Co., both companies were obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996. In May 1998, the preferred stock converted, in accordance with its terms, into 1.6 million shares of common stock at a conversion price of $4.375 per share. In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the

                                 COCENSYS, INC.
                          (A development stage company)

     treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will consider seeking a new partner for the program in the future.

     CoCensys' operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and will likely increase over the foreseeable future, subject to the Company's ability to mitigate such negative cash flows with revenues, if any, derived from license fees and milestone payments from research and development collaborations for its proprietary products and additional sales of equity. The Company anticipates that its existing capital resources, including funding expected to be available through current partner collaborations and additional research and development collaborations that will be sought by the Company, will be adequate to satisfy its capital needs for at least the next 12 months.

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

                                 COCENSYS, INC.
                          (A development stage company)

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

     As of November 5, 1998, 6,455 shares of the Series E Convertible Preferred Stock ("Series E Stock") were issued and outstanding. Each share of the Series E Stock is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of the share of Series E Stock (as such value is increased by dividends based on the number of days the Series E Stock is held) by the then current conversion price (which is determined by reference to the then current market price). If converted on November 5, 1998, the Series E Stock would have been convertible into approximately 12 million shares of common stock, but this number of shares could prove to be significantly greater in the event of a decrease in the market price of the common stock which could cause substantial dilution of the Company's common stock.

                                 COCENSYS, INC.
                          (A development stage company)

     In order to comply with the rules of the Nasdaq Stock Market, the Company is required to obtain the approval of the holders of a majority of its common stock (not including shares of common stock issued as a dividend on or upon conversion of the Series E Stock) prior to issuing shares of common stock as a dividend on or upon conversion of Series E Stock in excess of an aggregate of 4,932,948 shares. If such approval is not obtained, the Company would be required to redeem the then-outstanding Series E Stock for cash in an amount equal to 110% of the aggregate conversion price then in effect. The occurrence of certain other events, including certain bankruptcy events or delisting of the common stock, also require redemption of the Series E Stock. Redemption of the Series E Stock could significantly deplete the Company's cash reserves and materially adversely affect its operations and financial condition.

     The Company's common stock is traded on the Nasdaq National Market. In order to maintain its listing of the Nasdaq National Market, the Company must maintain net tangible assets, market capitalization and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. The low bid price for the Company's shares has recently included bids below $1.00 per share. The Nasdaq SmallCap Market also requires a minimum bid price of $1.00 per share. If the Company is unable to maintain continued listing of the common stock on either of these markets, its securities could trade on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a stockholder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the common stock could become subject to the "penny stock" regulations promulgated under the Exchange Act, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the liquidity of the Company's securities. Failure to maintain listing on the Nasdaq National Market or Nasdaq SmallCap Market also would constitute an event requiring redemption of the Series E Stock.

                                 COCENSYS, INC.
                          (A development stage company)

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

  10.1   1998 Non-Officer Equity Incentive Plan and
               Form of Agreements                           **

  27     Financial Data Schedule                            **

----------
**   Filed with EDGAR version only.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on August 5, 1998, reporting under Item 5 that G.D. Searle & Co. decided not to participate further in the development of CCD 3693, CoCensys' lead compound for the treatment of insomnia.

     The Company filed a Form 8-K on October 23, 1998, reporting under Item 5 the results of its Phase II clinical trial of ganaxolone for acute migraine.

                                 COCENSYS, INC.
                          (A development stage company)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                               CoCensys, Inc.

Date:   November 5, 1998             By:   /s/  F. Richard Nichol, Ph.D.
      ----------------------             ----------------------------------
                                              F. Richard Nichol, Ph.D.
                                      President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date:   November 5, 1998             By:   /s/  Robert R. Holmen
      ----------------------             ----------------------------------
                                               Robert R. Holmen
                                         Acting Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)