Form 10-K
period 1998-12-31
COCENSYS INC
filed 1999-03-31
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-20954

                                 COCENSYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                   33-0538836
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER
                ORGANIZATION)                             IDENTIFICATION NO.)

           201 TECHNOLOGY DRIVE, IRVINE, CA                       92618
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                                 (949) 753-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                                            PAR VALUE $0.001
                                                            PER SHARE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 1, 1999, was $8,865,694.

         The number of shares of Common Stock outstanding as of March 1, 1999, was 33,508,618.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, to be filed not later than 120 days after December 31, 1998 in connection with the registrant's 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I


ITEM 1.  BUSINESS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         SOME OF THE STATEMENTS IN THIS 10-K ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THOSE DISCUSSED BELOW UNDER "BUSINESS RISKS."

         IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE DO NOT ASSUME RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE THIS 10-K AFTER IT IS FILED SO THAT THE FORWARD-LOOKING STATEMENTS CONFORM TO ACTUAL RESULTS.

OVERVIEW

         CoCensys, Inc. is a biopharmaceutical company dedicated to the discovery and development of small molecule drugs to treat neurological and psychiatric disorders. In addition, we provide product development expertise to our collaboration partners and external clients.

         Our business strategy features three business drivers: our technology; our ability to provide product development services to our partners; and our ability to provide product development services to a niche, under served segment of the contract research organization market.

         CoCensys' technology is focused on the exploration of novel receptors and their ligands and inhibitors through three technology platforms: specific GABAA receptor modulators named epalons; glutamate receptor antagonists; and sodium channel blockers. We are working to build a portfolio of products for disorders of the central nervous system, both through discovery and development of products utilizing the technical expertise and creativity of our scientists and through the in-licensing of new technology and product candidates.

         We conduct discovery and development of our products through internal resources and by licensing our technologies to collaboration partners who fund further research and development of our products. In addition, as we negotiate potential collaboration agreements for our technologies, we also negotiate for the right to conduct clinical trials in North America on products licensed to our collaboration partners, with clinical development costs paid for by the partners. We believe this may allow CoCensys to participate more fully in the future development of our compounds and generate revenue.

         Along with providing services to our partners, we are offering our services to selected pharmaceutical and biotechnology companies that have technologies poised for development and are seeking to augment their own internal development capabilities. We believe this may allow us to further utilize our development resources and generate additional revenue.

BACKGROUND ON COCENSYS TECHNOLOGIES

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

         Each neurotransmitter has a specific receptor, and we are working to design products that are highly selective for specific receptor types. Many of the current central nervous system ("CNS") drugs targeting the receptor for a particular neurotransmitter also affect other receptors distributed throughout the CNS or throughout the body. This lack of receptor specificity produces unwanted CNS side effects such as sedation, anxiety, delirium, hallucinations, impaired memory and learning and alcohol potentiation (increased alcohol toxicity), along with the potential for cardiovascular side effects.

TECHNOLOGY AND PRODUCT DEVELOPMENT

         As described below, our product discovery and development programs are focused on three technology platforms: specific GABAA receptor modulators named epalons; glutamate receptor antagonists; and sodium channel blockers. In March 1998, we transferred rights to our technology platform relating to apoptosis (programmed cell death) to Cytovia, Inc. in exchange for equity ownership in and royalties and certain future development rights from Cytovia. The table on the next page sets forth the status of each of our technologies.

GABA RECEPTOR MODULATORS OR EPALONS

         Our proprietary epalon compounds are based on the discovery by CoCensys' founding scientists of a novel neuroreceptor site located on the type A of the gamma-amino butyric acid ("GABAA") receptor complex, and the molecules, or ligands, that specifically interact with that receptor site. GABA is the predominant inhibitory neurotransmitter in the brain. Numerous brain activities are affected by the degree to which GABA opens the chloride channels that allow the calming of neurons. A decrease in GABA activity allows neurons to remain excited for longer periods, which can lead to anxiety and, at the extreme, convulsions. A significant increase in levels of GABA activity can result in sedation and sleep. GABA binds to GABAA receptor complexes to calm excited neurons. When GABA binds with its receptor, it opens a chloride channel in the membrane of the stimulated neuron, admitting chloride ions that calm the excited neuron. Augmentation of the functions of the GABAA receptor-gated chloride channel may be beneficial in the treatment of disease states such as epilepsy, migraine, anxiety and insomnia.

COCENSYS PRODUCTS IN DEVELOPMENT

------------------------------------------------------------------------------------------------------------------------------------
PRODUCTS                       INDICATIONS                      DEVELOPMENT STAGE                        COMMERCIALIZATION RIGHTS
------------------------------------------------------------------------------------------------------------------------------------
GABAA RECEPTOR MODULATORS
--------------------------
Ganaxolone                     Epilepsy,         including      Completed  a  series  of  Phase  II      CoCensys
(CCD 1042)                     complex  partial   seizures      trials   for   infantile    spasms,
                               and    infantile    spasms;      complex partial  seizures in adults
                               migraine prophylaxis             and   acute   migraine;   initiated
                                                                Phase  II  trial   for   catamenial
                                                                epilepsy     and      investigating
                                                                possible    migraine    prophylaxis
                                                                indication


CCD  3693   and   back-up      Insomnia                         Completed   a  series  of  Phase  I      CoCensys
compounds                                                       safety trials


Co 2-6749 and back-            Anxiety disorders                Pre-clinical development                 CoCensys/
Up compounds                                                                                             Wyeth-Ayerst
------------------------------------------------------------------------------------------------------------------------------------
GLUTAMATE
  RECEPTOR
  ANTAGONISTS
--------------------------
Licostinel                     Stroke; tinnitus                 Completed   a  series  of  Phase  I      CoCensys
(ACEA 1021)                                                     safety trials in stroke


SSNRAs                         Parkinson's        disease,      Pre-clinical development                 CoCensys/
                               epilepsy,  chronic pain and                                               Warner-Lambert
                               cerebral ischemia

Glutamate        Receptor      Ophthalmic disorders             Research with Senju Pharmaceuticals      CoCensys/
  Antagonists                                                                                            Warner-Lambert

AMPA Receptor Modulators       Neurodegenerative                Research                                 CoCensys
                               disorders;           sexual
                               dysfunction

------------------------------------------------------------------------------------------------------------------------------------
SODIUM CHANNEL BLOCKERS
--------------------------
Co 102862                      Neuropathic     pain    and      Pre-clinical development                 CoCensys
                               epilepsy

------------------------------------------------------------------------------------------------------------------------------------
APOPTOSIS  INHIBITOR  AND
  SCREENING TECHNOLOGY
--------------------------
Apoptosis Inhibitors;          Degenerative     disorders;      Research                                 Cytovia,  a spin-off  from
Apoptosis Screening Cells      drug screening                                                            CoCensys
------------------------------------------------------------------------------------------------------------------------------------

         Our founders were among the first to demonstrate that an endogenous (naturally occurring) class of related ligands (molecules that interact specifically with receptors), called epalons, modulates the activity of GABA in opening the chloride channel at the GABAA receptor complex. Studies indicate that epalons themselves have limited activity on the chloride channel. However, epalons modulate the GABAA receptor by enhancing the ability of GABA to open the chloride channel. Thus, epalons work primarily when GABA is present.

         We have synthesized over one thousand analogs of endogenous epalons. We have selected several development candidates from this group of synthetic epalons. CoCensys' epalon development programs target epilepsy, migraine prophylaxis, insomnia and anxiety. We are considering additional indications for epalons, such as anesthesia.

         GANAXOLONE (CCD 1042). We are developing ganaxolone to treat certain types of epilepsy, including complex partial seizures and infantile spasms, and as a potential drug for migraine prophylaxis. In November 1993, we filed an investigational new drug application ("IND") with the United States Food and Drug Administration for the treatment of epilepsy. We completed Phase I clinical trials of ganaxolone in 210 healthy volunteers, providing preliminary indications of the drug's safety, tolerability and pharmacokinetics; no significant adverse effects were observed. We commenced Phase II trials at the end of 1994 with pediatric epilepsy patients and at the end of 1996 for adult epilepsy patients. Further, we filed an IND for migraine in January 1997 and completed Phase II trials in migraine patients in 1997 using a liquid formulation and 1998 using a tablet formulation.

         GANAXOLONE FOR EPILEPSY. Epilepsy is a chronic brain disorder which affects approximately one percent of the world population. Many drugs currently available to treat epilepsy are administered in high doses and have the potential for significant toxicity including teratogenicity. In addition, these drugs have nonspecific interactions with receptors throughout the brain, resulting in significant side effects such as adverse impacts on learning and memory. Animal studies conducted by CoCensys, which included side-by-side comparisons with existing anti-epileptic drugs, suggest that ganaxolone has a broad profile of anti-seizure activity and a favorable side-effect profile. Based upon these studies, we believe that ganaxolone may have therapeutic potential in a variety of seizure types.

         We completed our first Phase II clinical trial in France in pediatric patients with epilepsy refractory to current treatments. In November 1996, we announced that the study showed a clinically meaningful response in this difficult to treat patient population. In 1997, we replicated those results in similar Phase II pediatric trials in France and the United States.

         In 1997, we also announced positive results from our Phase II U.S. trial in adult epilepsy patients, which commenced at the end of 1996. The trial included 52 epilepsy patients, ages 18 to 65, who had experienced such debilitating seizures that they were candidates for possible surgical treatment. Following their pre-surgical evaluations, while they were not taking any other anti-epileptic medications, the patients were given oral doses of either ganaxolone or a placebo for up to eight days or until a predefined seizure frequency or type caused them to drop out of the study. The patients who received placebo were twice as likely to experience an unacceptable frequency or severity of seizures as those taking ganaxolone. There were two serious adverse events reported. Both of the events appeared to be related to withdrawal from the subjects' original drug regimen, and one of the events occurred in a patient who received placebo.

         Currently, we have initiated a Phase II trial for female patients who suffer from seizures around the time of their menstrual cycle, known as "catamenial epilepsy." In addition, we are seeking a collaboration partner to continue development of ganaxolone for epilepsy. Please see "Business Risks" below for a discussion of risks associated with our ability to secure a collaboration partner and continue the development of ganaxolone, including without limitation the risk captioned "We depend on third parties to fund our drug development."

         GANAXOLONE FOR MIGRAINE PROPHYLAXIS. Migraine, a severe and frequently debilitating headache, is the most common neurological disorder. It is estimated that approximately 23 million people in the United States suffer some degree of recurrent migraine headaches. The underlying cause of migraine is poorly understood, but the pain has long been believed to arise from the dilation of blood vessels in a layer of the brain lining. Research has suggested that the local inflammation caused by substances released by nerve endings attached to those blood vessels may exacerbate the pain. Based on pre-clinical studies conducted by researchers at Massachusetts General Hospital, a teaching hospital affiliated with the Harvard Medical School, that suggested the potential utility of ganaxolone to treat migraine and using clinical data generated on ganaxolone through the epilepsy program, we tested ganaxolone in two Phase II trials for migraine sufferers.

         In the first trial, 252 pre-menopausal women were given oral doses of placebo or one of four dose levels of ganaxolone. Preliminary results released in November 1997 showed that, although there was no significant difference among the treated and placebo groups overall, there was a substantial increase in response as a function of plasma drug level at two and four hours after the patients were dosed. In the trial, 14 of the 23 patients who achieved plasma drug levels of 80 ng/mL or more achieved pain relief in two hours, while an additional six patients (for a total of 20 out of 23) achieved pain relief in four hours. Importantly, no serious adverse events or cardiovascular side effects were reported in the trial.

         In the second trial, 325 female and male migraine patients were dosed with a tablet formulation of either ganaxolone or a placebo. Our primary endpoints were pain relief at two and four hours post dosing. While the patients receiving ganaxolone reported pain relief at a rate in excess of those receiving placebo, the difference was not statistically significant. However, we did achieve statistically significant pain relief at two hours in a subset of 45 female patients who were dosed with ganaxolone or placebo within five days following start of menses.

         Following these results, and based on our research regarding similarities between ganaxolone and another drug approved for migraine prophylaxis (divalproex sodium), we are investigating use of ganaxolone as a prophylactic treatment for migraine. Further development of ganaxolone for migraine prophylaxis will be determined in conjunction with any collaboration agreement that we enter into for development of ganaxolone.

         CO 2-6749 FOR ANXIETY. The market for drugs to treat anxiety is currently served by a class of drugs called benzodiazepines, such as Valium(R) and Xanax(R), and to a lesser extent, by drugs such as BuSpar(R). Benzodiazepines cause several serious side effects, including sedation, potentiation of alcohol toxicity, cognitive impairment and abuse potential. BuSpar, while exhibiting fewer side effects than benzodiazepines, requires up to several days of administration before producing a therapeutic effect. Because of its highly specific and natural mode of action, we believe that our class of anxiolytic epalons may prove to have a more favorable ratio between efficacy and side effects in treating anxiety disorders than existing drug therapies.

         In May 1997, CoCensys licensed to American Home Products
Corporation, through its Wyeth-Ayerst Laboratories Division, our epalon compound Co 2-6749, along with its back-up compounds, for development as anxiolytics. The program currently is in the pre-clinical development stage.

         Under our agreement, Wyeth-Ayerst is required to fund the development of Co 2-6749. In addition, Wyeth-Ayerst is obligated to support CoCensys' research for up to three years at $3 million per year to identify additional compounds that may have better efficacy or side-effect profiles than Co 2-6749, generally referred to as "back-up" compounds. If Co 2-6749 fails to meet certain criteria, then Wyeth-Ayerst may choose to develop a back-up compound in place of Co 2-6749. Also, if Co 2-6749 fails to meet its criteria, and if the back-up program fails to produce a back-up compound that meets other pre-defined criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse to Wyeth-Ayerst a portion of the funds paid by Wyeth-Ayerst to CoCensys to fund the back-up program. As of December 31, 1998, the portion of funds that may be subject to repayment is $2.6 million.

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

         CCD 3693 FOR INSOMNIA. Currently the prescription market for the treatment of insomnia is largely served by Ambien(R), marketed by G.D. Searle & Co., which works on a specific sub-type of the benzodiazepine receptor. Ambien is a "Schedule 4" drug, meaning it may have limited potential to cause physical or psychological dependence. Current hypnotic drugs may affect short-term memory, cause rebound insomnia and have "day after" effects. CoCensys believes that, because CCD 3693 has a different mechanism of action, it may have a better side-effect profile.

         In 1996, we entered into a collaboration agreement with Searle to develop CCD 3693 for the treatment of insomnia. Searle initiated Phase I clinical studies in Europe in 1997 while we worked on an active back-up program to identify additional compounds for the target indication. In July 1998, we received notification from Searle that it decided not to participate further in the collaboration, stating that the program no longer met its needs in light of its entire product pipeline. We retained all rights to the compounds in the program, including CCD 3693, and we are continuing to explore the potential use of epalons to treat insomnia.

GLUTAMATE RECEPTOR ANTAGONISTS

         Our proprietary glutamate receptor antagonist program includes three classes of compounds. To date, two programs are targeted at the N-methyl-D-aspartate ("NMDA") receptor complex and a third focuses on the (alpha)-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid ("AMPA") receptor.

         Glutamate is the most abundant excitatory amino acid in the central nervous system and is the principal excitatory neurotransmitter in the brain. Glutamate triggers three major receptor complexes in the brain: NMDA, AMPA and Kainate. Glutamate's effect on these receptors enables brain cells to direct cognition, memory, movement and sensation. However, glutamate can over stimulate neurons, which can lead to neuronal death. When over stimulated neurons die, they release more glutamate, triggering a spreading cascade of glutamate over stimulation in other neurons that may continue for hours or even days, thereby producing significant brain damage in stroke patients or a worsening condition in individuals with neurodegenerative disorders such as schizophrenia, epilepsy and Alzheimer's disease.

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

         Like the NMDA receptor/ion channel complex, the AMPA receptor responds to glutamate binding by opening an ion channel. Long-lasting over-activation of AMPA receptors by glutamate, which is believed to occur in chronic neurodegenerative diseases and in global brain ischemia (e.g., after cardiac arrest), is thought to result in a slow over-stimulation of the neurons by calcium, resulting in slowly progressing nerve cell degeneration.

         Research indicates that glycine acts as a modulator or co-transmitter with glutamate on the NMDA receptor, so blocking its action would lessen the effects of glutamate on neurons. CoCensys has synthesized a series of proprietary compounds that are potent antagonists of the glycine receptor on the NMDA receptor complex.

         LICOSTINEL (ACEA 1021) FOR STROKE. Cerebral ischemia is oxygen deprivation to the brain that may occur when blood flow is interrupted by stroke. There are approximately 700,000 strokes per year in the United States. It is estimated that costs associated with strokes exceed $25 billion annually in healthcare expenses and lost productivity in the United States. The drug market for this indication is under served, with few effective therapies for treating stroke.

         We are developing our lead glycine antagonist, licostinel, to treat stroke patients. In 1994, we began a development collaboration for licostinel with Novartis Pharma A.G. (successor to Ciba-Geigy Ltd.) and filed an IND for cerebral ischemia resulting from stroke. We completed short-term infusion Phase I studies in healthy volunteers and in stroke patients in 1995 and 1996, respectively. Results of these studies showed no evidence of serious side effects, including PCP-like psychosis, agitation or adverse cardiovascular effects. In 1997, we reported that preliminary results from additional safety trials involving long-term infusion showed crystals of licostinel in the urine of some subjects, a potentially dose-limiting side effect. However, the crystal formation occurred only in subjects with ten times the blood plasma level of licostinel that was therapeutically effective in animals. Influenced by the results of the later trials, Novartis ceased further participation in the development efforts in April 1997.

         Currently, we are completing an additional Phase I safety trial on licostinel as we seek a new partner for further development of the licostinel program. Please see "Business Risks" below for a discussion of risks associated with our ability to secure a collaboration partner and continue the development of the licostinel program, including without limitation the risk captioned "We depend on third parties to fund our drug development." In addition, we are investigating possible use of licostinel to treat patients who suffer from tinnitus, or ringing in the ears, based on the existence of NMDA receptors in the inner ear. Often, tinnitus is the result of sound-induced hearing damage. Tinnitus is a significant health problem; it is estimated that in the United States 50 million adults suffer from tinnitus to some degree. Approximately 12 million of those adults suffer from tinnitus severe enough to seek medical help.

         SUBTYPE-SELECTIVE NMDA RECEPTOR ANTAGONISTS ("SSNRAs") are compounds that selectively block only one of the NMDA receptor subtypes. Gene cloning studies have identified at least four different NMDA receptor subtypes, each of which has a distinct anatomical distribution in the brain. CoCensys has discovered several novel classes of drugs that selectively target one subtype without producing an effect on other subtypes. In animal models, our SSNRAs appear to be free of side effects seen with other NMDA antagonists that block all four subtypes.

         SSNRAs effectively cross the blood-brain barrier and have exhibited efficacy in animal models of cerebral ischemia, Parkinson's Disease, epilepsy and chronic pain. Some SSNRAs have been shown to have IN VIVO efficacy after oral administration in an animal model of Parkinson's disease, suggesting oral bioavailability in this class of compounds. CoCensys believes SSNRAs are potential drug candidates for a variety of neurological and psychiatric diseases, including cerebral ischemia, Parkinson's disease, epilepsy and chronic pain.

         We have been working with our collaboration partner, Warner-Lambert Company, since 1995 to identify and develop SSNRA product candidates for a broad range of CNS diseases. Our initial agreement with Warner-Lambert, through its Parke-Davis division, provided for a two-year research and development program; we revised and extended that agreement for an additional two years in October 1997 (the "Warner Collaboration Agreement"). The program currently is in the pre-clinical development stage.

         Under the Warner Collaboration Agreement, the parties are obligated to devote the time of a specified number of scientists to conduct research directed toward the identification of SSNRAs as drug development candidates. Warner is obligated to pay for all costs to develop any development candidates arising from the Agreement, subject to CoCensys' right to re-engage in the development by funding a percentage of the development costs. Warner is also obligated to pay for all costs to promote any product developed under the Warner Collaboration Agreement, subject to CoCensys' right to co-promote in the United States (including sharing promotion costs) any product for which CoCensys re-engaged development rights. CoCensys will receive royalties on sales of any products developed under the Warner Collaboration Agreement, at rates based in part upon whether CoCensys co-developed and co-promoted such product. In addition, upon achievement of certain clinical development and regulatory milestones, Warner will make nonrefundable milestone payments to CoCensys.

         Either party may terminate its participation in the Warner Collaboration Agreement voluntarily. In the event of a termination by either party during the research period, the terminating party would forfeit all rights and obligations to co-develop and co-promote any compounds arising thereunder, subject to a specified royalty payment to the terminating party, and would be precluded from conducting additional research in the SSNRA field for a fixed period of time. After the research period, each party may terminate on a product-by-product basis. In the event of such termination, the party electing to terminate would forfeit all rights and obligations to co-develop and co-promote such product, subject to a specified royalty payment to the terminating party. We cannot assure you that we will have the substantial resources needed to fulfill our research, development and commercialization obligations under the Warner Collaboration Agreement. If CoCensys is unable to fulfill such obligations, we may be required to terminate early under the Collaboration Agreement and forfeit our rights thereunder; in such case, we would be entitled to royalties on future product sales. Please see "Business Risks" below for a discussion of risks associated with our ability to fulfill our obligations under the Warner Collaboration Agreement.

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

         CoCensys scientists have discovered several different chemical classes of novel AMPA receptor antagonists and AMPA receptor modulators. We are working to develop compounds through this program that may prove useful in the treatment of diseases such as epilepsy, schizophrenia, amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) and other neurodegenerative disorders. In addition, AMPA receptor modulators may have utility in certain forms of sexual dysfunction.

         In October 1997, as part of the extension of our collaboration agreement with Warner-Lambert for development of SSNRAs, the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA receptor modulator technologies. In January 1998, the companies agreed to narrow the focus of our collaboration agreement to its original scope of only the SSNRAs in exchange for payment by CoCensys to Warner-Lambert of $1 million, which amount is payable in common stock or cash, at the election of Warner-Lambert, at the end of 1999. Our AMPA receptor antagonist and modulator technologies remain available for partnership.

         OTHER USES. Recently we announced that we entered into research agreements with Senju Pharmaceutical Co., Ltd. and Warner-Lambert to explore potential ophthalmic indications of glutamate receptor antagonists. One agreement, between CoCensys and Senju, will look at our glycine antagonists and AMPA receptor antagonists; the other agreement, among CoCensys, Senju and Warner-Lambert, will explore the SSNRAs under development by CoCensys and Warner-Lambert.

SODIUM CHANNEL BLOCKERS

         Voltage-gated sodium channels ("VGSCs") are essential for the initiation and propagation of nerve impulses and therefore play a fundamental role in the normal function of the nervous system. Under conditions of abnormal neuronal firing, such as during an epileptic seizure or during spontaneous discharge from an injured sensory nerve fiber, VGSCs determine the threshold for neuronal activation and modulate the frequency and duration of repetitive neuronal firing. Drugs that selectively block the inactivated state of VGSCs (such as Lamictal(R) and Tegretol(R)) have therefore proven clinically effective in the treatment of epilepsy and neuropathic pain (including pain resulting from inflammation or damage to peripheral nerve endings).

         In 1997, we licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule compounds that block the VGSCs. The compounds licensed include Co 102862, a structurally-novel VGSC blocker that is selective for the inactivated state of VGSCs. Co 102862 currently is undergoing pre-clinical development at CoCensys for the treatment of neuropathic pain and epilepsy. In several pre-clinical animal models, Co 102862 demonstrates an anticonvulsant and side-effect profile superior to that of Lamictal(R) and Tegretol(R) and potent activity in neuropathic pain models. Also, both Lamictal(R) and Tegretol(R) paradoxically lower seizure threshold at high doses; however, Co 102862 does not. Therefore, we believe that Co 102862 may have an advantage as a treatment for neuropathic pain because effective doses for that indication are often greater than those that are used in epilepsy.

         Currently, we are preparing an IND for Co 102862. We also are in negotiations regarding a potential collaboration to further develop Co 102862. Please see "Business Risks" below for a discussion of risks associated with our ability to secure a collaboration partner and continue the development of Co 102862, including without limitation the risk captioned "We depend on third parties to fund our drug development."

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

         CoCensys discovered novel small molecules that may inhibit apoptosis. In addition, we discovered certain compounds that permeate living cells and fluoresce when apoptosis is triggered. Although promising for use in a variety of disorders, we determined that the technology was outside of our focus on development of therapeutics for disorders of the central nervous system. Accordingly, in January 1998, we announced the formation of Cytovia, Inc., as a technology spin-off to commercialize the apoptosis inhibitor and screening cell technology; we completed transfer of technology in March 1998.

         Cytovia is led by Eckard Weber, M.D., former head of research and discovery for CoCensys and a current member of CoCensys' Board of Directors; in addition, eleven other CoCensys employees joined Cytovia. CoCensys retained an equity stake in Cytovia and a seat on Cytovia's Board of Directors (currently held by our President and Chief Executive Officer, F. Richard Nichol, Ph.D.). In addition, we retained the right to enter into contracts on favorable terms with Cytovia to screen our neuroscience-related therapeutic compounds and retained a right of first refusal for four years to develop for central nervous systems disorders any compound discovered by Cytovia. In addition to his continuing duties as a CoCensys Board member, Dr. Weber also has continued as a leader and advisor to CoCensys on selected scientific development projects.

PRODUCT DEVELOPMENT SERVICES

         As discussed above, our business strategy features three business drivers: our technology (as discussed in the prior section); our ability to provide product development services to our partners; and our ability to provide product development services to a niche, under served segment of the contract research organization market.

         As part of our discussions with potential partners for our technology, we are negotiating for the right to conduct clinical trials on licensed compounds in North America, with costs paid for by the partner. As a result, in addition to getting the typical up-front licensing fees, milestone payments and royalties from a partner, we could generate revenue by performing product development services. In addition, we hope to form strategic business alliances with selected pharmaceutical or biotechnology companies that have technologies poised for development and are seeking to augment their own internal development capabilities.

         Our ability to provide product development services is based on the experienced, skilled product development team that we have assembled at CoCensys, which is capable of providing "full service" product development support to our partners. The team members have significant product development experience with pharmaceutical companies, biotechnology companies and clinical research organizations. We can provide solutions in the areas of expertise listed in following table:

                               Representative Sample of
Area of Expertise              Services Available
--------------------------     -----------------------------------------------
Pharmaceutical Sciences        Preformulation studies, formulation,
                               process and analytical method development, stability studies, managing clinical supplies, planning and supervising manufacture of NDA stability, Phase III clinical and commercial validation supplies

Pre-Clinical Safety            Includes drug disposition,  toxicology and
                               analytical chemistry; resources include HPLC, gas chromatography and LCMS/MS for pharmacokinetics

Project Management             Planning, tracking, financial and time reporting
                               and critical path management

Clinical Development           Study, protocol and CRF design and development,
                               site selection, contract management, study monitoring, data review and coding, final reports, annual reports and Investigator
                               Brochures

Clinical Informatics           CRF design and development, data
                               collection, review, coding and management, statistical programming and analysis, technical writing, validated Oracle Clinical(R) database,
                               Tele-form(R) by Cardiff and ARISlite(TM) by Clinarium

Regulatory Affairs             Includes global regulatory experience;
                               all FDA interactions, including meetings, submissions and inspections, established audit procedures, quality assurance and SOPs, expertise in GMP, GLP and GCP compliance

         Our research and development efforts at CoCensys have focused on central nervous system disorders; however, CoCensys' professional staff has extensive experience in successfully developing and registering a variety of medical products in many therapeutic areas at their prior companies. These areas include cardiovascular, broncho-pulmonary, hematology, infectious diseases, gastroenterology, endocrinology, women's health, dermatology, anti-inflammatory, transplantation, ophthalmology, allergy and immunology, oncology, hair growth, neuro-muscular rehabilitation, nephrology, male fertility, urology, nutritional supplements and medical foods, and medical devices.

         We currently are in discussions with a number of companies and organizations regarding potential product development services contracts. Please see "Business Risks" below for a discussion of risks associated with our efforts to enter into product development service contracts, including without limitation the risk captioned "We may not be able to attract and retain key employees."

SALES AND MARKETING

         In 1994, we established a Pharmaceutical Sales and Marketing Division to co-promote other companies' commercialized drugs as part of our strategy to generate non-equity funding. This Division focused on the neurological and psychiatric markets, in part to establish a presence in CoCensys' target markets in advance of CoCensys receiving FDA approval for marketing of any of our compounds. In October 1997, in an effort to better focus our resources and energies on our core competency of discovering and developing therapies for brain and central nervous system disorders, we sold the Division to Watson Pharmaceuticals, Inc.

         In the future, CoCensys has the potential opportunity, through collaborative relationships with Watson, to leverage the sales force and Watson's manufacturing capacity as CoCensys products come to market. We currently do not employ any sales personnel. Please see "Business Risks" below for a discussion of risks associated with our lack of sale force, including without limitation the risk captioned "We do not have a sales force to sell future products."

MANUFACTURING

         We currently rely on third-party manufacturers to produce our compounds for pre-clinical studies and clinical trials. We expect to continue in the foreseeable future to rely on such third-party manufacturers for adequate supply of products needed for subsequent clinical trials and, ultimately, for commercial distribution. However, there can be no assurance that we will be successful in arranging for adequate supplies of our products on acceptable terms, or at all.

         We believe that all of our compounds will be produced using traditional pharmaceutical synthesis. We also believe that there is currently adequate worldwide capacity for the production of our compounds and that CoCensys will be able to establish commercially reasonable arrangements for the long-term supply of our products for clinical trial purposes and for commercialization, if such compounds receive required regulatory approvals. Generally, the equipment required for the manufacture of our compounds is commercially available and is widely used in pharmaceutical industry operations.

         Please see "Business Risks" below for a discussion of risks associated with our ability to manufacture our compounds, including without limitation the risk captioned "We do not have manufacturing experience."

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         Our success will depend in part on our ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         CoCensys files and prosecutes patent applications both on our own behalf and in connection with technology licensed from others. CoCensys has 23 issued patents with expiration dates ranging from June 9, 2009 to February 11, 2017; in addition, another 21 filed patents are pending. CoCensys has made related patent filings in selected foreign countries, and intends to file additional domestic and foreign applications as appropriate. Our patent applications include claims for processes, methods and therapeutic uses, as well as composition of matter claims for compounds which we believe are not naturally occurring or previously known. There can be no assurance that we will develop additional products or processes that are patentable, that patents will issue from any more of these applications, or that claims allowed will be sufficient to protect our technology.

         Certain of the pending, issued and allowed patents are owned by the University of Southern California and the Rockefeller University, the University of California, or the University of Oregon and have been exclusively licensed to CoCensys. In December 1996 (as amended December
1997), CoCensys received an exclusive license to a patent application filed by Massachusetts General Hospital for the use of GABAA receptor modulators, including neuroactive steroids (epalons), to treat migraine. In June 1997, CoCensys licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule sodium channel blockers which we are developing to treat chronic pain and epilepsy.

         We are aware of a patent application containing claims which, if covered by a valid, issued patent, could block the use of our glutamate receptor antagonists as adjunct therapy in an indication for which we are currently conducting research. We also are aware of a patent that has issued that contains claims which may, if valid, block us from selling certain compounds for one particular indication not currently being pursued by CoCensys. If we proceed with an interference or interferences, there can be no assurance that we will be successful. There can be no assurance that our patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third-party claim could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

         Please see "Business Risks" below for a discussion of risks associated with our intellectual property, including without limitation the risk captioned "Our patents and other intellectual property may not provide sufficient protection."

GOVERNMENT REGULATION

         Our research, pre-clinical development and clinical trials, as well as the manufacturing and marketing of our potential products, are subject to extensive regulation by governmental authorities in the United States and other countries. We currently are conducting clinical trials in the United States and Europe. Clinical trials and the marketing and manufacturing of our potential products will be subject to the rigorous testing and approval processes of the FDA and the independent processes of foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We have received approvals in the past to conduct clinical trials for certain of our potential products and to manufacture the products for such trials; however, we will need to maintain those approvals and achieve further approvals in the future to continue to manufacture and test our potential products.

         Ganaxolone has been granted "orphan drug" designation by the FDA for the treatment of infantile spasms. Under the Orphan Drug Act, the FDA has the right to designate a product as an orphan drug if it addresses a "rare disease or condition" affecting populations of fewer than 200,000 individuals in the United States. The FDA can also designate a potential product as an orphan drug if, despite the fact that the drug treats victims of a disease numbering more than 200,000, the sponsor establishes that it does not realistically anticipate product sales will be sufficient to recover costs. If a product is designated an orphan drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for a period of seven years. Where appropriate, we may apply for orphan drug designation for other indications and/or other drug products.

         To market our products abroad, we also must satisfy foreign regulatory requirements, implemented by foreign health authorities, governing human clinical trials and marketing approval. In the European Union ("EU"), manufacturers of biotechnology products and certain high technology products must submit an application to the European Medicines Evaluation Agency ("EMEA"). Approval by the EMEA will give the manufacturer access to the markets of all EU member states. Manufacturers of medicinal products other than those handled by the EMEA must utilize a "mutual recognition" procedure. Under this procedure, an application is made first to the medicines agency of any one member state, after which the approval gained in that state is used as the basis for a request to the other member states to recognize the first approval and grant a parallel authorization on the strength of that initial approval. Approvals in the other member states are to follow as a matter of course, unless there is an objection on the grounds of a safety or efficacy problem. In the event that such an objection is made, the issue is submitted to the EU's Committee on Proprietary Medicinal Products for resolution. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. There is no assurance that the EMEA or the national regulatory agency in any member state will accept the data developed by us for any of our drug products and grant a marketing authorization.

         Please see "Business Risks" below for a discussion of risks associated with government regulation applicable to CoCensys, including without limitation the risk captioned "We must comply with extensive governmental regulations."

COMPETITION

         Competition for therapeutic products that address brain disorders is intense and expected to increase. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, we face competition from academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

         Many of our competitors have substantially greater financial, technical and human resources and have significant products approved or in development. In addition, many of these competitors have significantly greater experience in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. Furthermore, if we are permitted to commence commercial sales of products, we will also be competing with respect to manufacturing efficiency and marketing capabilities.

         Any product that we succeed in developing and for which we gain regulatory approval must then compete for market acceptance and market share. For certain of our potential products, an important competitive factor will be the timing of market introduction. Accordingly, we expect that important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test our potential products.

         In addition to the above factors, competition is based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

HUMAN RESOURCES

         As of March 1, 1999, we had 91 full-time employees, of which 64 are directly involved in research and development programs and 27 provide general and administrative support. Our staff includes 28 employees with doctoral degrees, including four medical doctors. We believe our employee relations are good.

BUSINESS RISKS

         ANY OF THE FOLLOWING RISK FACTORS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND THERE IS A HIGH RISK OF FAILURE.

         We have no products that have received regulatory approval for commercial sale. All of our drug candidates are in the early stages of development, and our technology is unproven. The physiology of brain disorders is highly complex, and the causes of these disorders are not fully known. We will have to conduct significant research and pre-clinical (animal) and clinical (human) tests that demonstrate that our products are safe and effective before we can file applications for approval with the United States Food and Drug Administration and foreign regulatory authorities. Any of our products may fail in the testing phase or may fail to attain market acceptance. Competitors may develop superior products. Third parties may have proprietary rights that preclude us from marketing our products. If research and testing is not successful, our products are not commercially viable or we cannot compete effectively, our business, financial condition and results of operations will be materially adversely affected.

THE OUTCOME OF CLINICAL DEVELOPMENT IS HIGHLY UNCERTAIN.

         Clinical trials, including pre-clinical testing, are lengthy, expensive and uncertain. Failure can occur at any stage. We have no products that have successfully completed all necessary clinical testing. Three of our drug candidates have undergone some clinical testing, and three currently are in pre-clinical testing. We do not know whether the FDA will allow us to begin human testing of our drug candidates that have not been tested in humans or to continue human testing of those candidates that have undergone some human testing. We cannot rely on interim results of trials to predict their final results, nor can we count on acceptable results at early stages of testing to be repeated at later stages. Any of our drug candidates could have undesirable or unintended side effects or other problems that may prevent or limit future testing, approval or use of the product.

         We have experienced safety and efficacy problems with drug candidates. In a clinical trial of licostinel, our drug candidate to treat stroke, crystals of licostinel occurred in the urine of some subjects, a potential dose-limiting side effect. Although the crystal formation occurred only in subjects with at least four times the blood plasma level of licostinel that was necessary for the drug to be effective in animals, our development partner, Novartis Pharma A.G., ceased its participation in the development of licostinel. In addition, in October 1998 we announced that ganaxolone, our drug candidate to treat migraine and epilepsy, was not effective in providing relief to patients suffering migraine headaches. The results of a clinical trial in which 325 migraine patients received either ganaxolone or a placebo drug did not show a statistically significant difference in migraine headache relief between those patients receiving ganaxolone and those patients receiving the placebo.

         We cannot assure you that any of our clinical trials will be completed successfully or at all, or that they will result in marketable products. Any significant delay or failure in the clinical development of our products will materially adversely affect our business, financial condition and results of operations.

WE HAVE NEVER BEEN PROFITABLE, AND WE EXPECT TO CONTINUE TO GENERATE SIGNIFICANT LOSSES.

         Since we started business in 1989, we have spent over $174 million researching and developing our drug candidates. We have raised this money by selling stock in CoCensys to private investors and the public, licensing drugs and technologies to other companies and selling assets that we have developed at CoCensys. We have never been profitable and, through December
31, 1998, we have incurred a cumulative deficit of approximately $116 million.

         We expect to continue to incur substantial and increasing losses over the next several years as we continue our research and development programs. To achieve and sustain profitable operations in the long term, we must successfully develop, obtain regulatory approval for, manufacture, introduce, market and sell drugs from our technologies. Failure to do so will materially adversely affect our business, financial conditions and results of operations.

WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS.

         Drug development is capital intensive and requires significant funding commitments. We will need a substantial amount of funds to continue our operations both in the near term and over the next several years. If we do not raise additional funds by the end of 1999, we will be forced to curtail our operations. Our cash needs beyond 1999 will vary depending on a number of factors, including the following:

         - the size and progress of our research and development programs;

         -        the results of our animal and human testing of our drugs;

         - the time and costs of obtaining regulatory approvals for our drugs (if approvals can be achieved);

         - how good our drugs are compared to other drugs on the market that treat the same disorders;

         - the time, costs and success of establishing sales and marketing capabilities; and

         - the time, costs and success of establishing manufacturing capabilities.

         We do not know if we will be able to raise funds on terms that are acceptable to us. If we sell additional stock, you may experience substantial dilution. If we raise cash through licensing additional drugs and technologies to collaboration partners, we will be required to relinquish rights to some of our drugs and technologies.

         If we cannot raise enough cash to fund our operations, we may be forced to delay, reduce the scope of or eliminate one or more of our research or development programs. We may have to cease all operations if we are not successful in obtaining funds.

WE DEPEND ON THIRD PARTIES TO FUND OUR DRUG DEVELOPMENT.

         In order to fund the development, clinical testing, manufacturing and commercialization of our products, we have entered into various collaborations with corporate partners, licensors, licensees and others. Currently, we are a party to a collaboration agreement with Warner-Lambert Company for research and development of subtype-selective NMDA receptor antagonists and with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, for the development of epalons to treat anxiety. Under each agreement, we depend on the collaboration partner to provide the funding to develop drug candidates for potential approval and commercialization.

         WE MAY BE UNABLE TO FULFILL OUR OBLIGATIONS UNDER THE COLLABORATION AGREEMENTS. We do not know if we will have the substantial resources needed to fulfill our research and development obligations under each collaboration agreement. If we cannot fulfill our obligations, we may be required to terminate early one or both of the agreements and forfeit many of our rights under the agreements. In particular, our collaboration agreement with Wyeth-Ayerst provides that if the lead compound under development to treat anxiety fails to meet certain criteria, and if at that time we have not yet produced a back-up compound that meets another set of criteria, Wyeth-Ayerst can demand repayment of a portion of the funds paid to us under our collaboration agreement. Currently, the amount that we may be required to pay back could be as much as $3 million, in cash or common stock. Although we hope to fulfill our obligations under the collaboration agreement so that Wyeth-Ayerst will not be able to demand repayment, we cannot assure we will be able to do so.

         EITHER OF OUR COLLABORATION PARTNERS MAY CANCEL ITS COLLABORATION AGREEMENT WITH US AT ANY TIME. Each of our collaboration agreements allows either CoCensys or our collaboration partner to voluntarily terminate its participation in the collaboration at any time. If either of our current collaboration partners terminates its agreement with us, that partner would lose its right to further develop or sell drugs under that collaboration; however, that partner also no longer would be required to fund development of those drugs. If either Warner-Lambert or Wyeth-Ayerst cancels its agreement with us, we would have to find a new collaboration partner to pay for further development of our drug candidates. We cannot assure you that we would be able to do so. Collaboration partners have, in the past, terminated their agreements with us. In 1994, we entered into a development agreement with Novartis Pharma A.G. to develop licostinel to treat stroke patients. In 1997, Novartis terminated its participation in the development agreement based on side effects seen in human trials of licostinel. Also, in 1996, we entered into an agreement with G.D. Searle & Co. to develop epalons to treat insomnia. In July 1998, Searle terminated its participation in that agreement, stating that the program no longer met its needs in light of its entire product pipeline. Since termination of those two agreements, we have not yet found new collaboration partners to develop those drugs, and we do not have the money to complete development of those drugs. We do not know if we will be able to find new collaboration partners for those drugs.

         WE MAY BE UNABLE TO ENTER INTO COLLABORATION AGREEMENTS IN THE FUTURE. We plan to continue to enter into collaboration agreements with pharmaceutical companies to develop, market and sell our drug candidates. We do not know if we will be able to find additional potential partners interested in developing our drugs. Also, even if we find potential partners interested in our drugs, we do not know if we will be able to enter into collaboration agreements with these partners on terms and conditions that we find acceptable. Even if we do enter into additional collaboration agreements, we do not know if the collaborations will successfully develop drugs for marketing and sale. If we are unable to secure collaboration partners, we will not be able to develop our drug candidates.

WE MUST COMPLY WITH EXTENSIVE GOVERNMENTAL REGULATIONS.

         Our drug candidates are subject to extensive and rigorous regulation by the FDA and state and local bodies in the United States and by foreign regulatory authorities. These regulations cover, among other things, product development, testing, manufacturing, labeling, sales, advertising and promotion. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain. In order to market and sell our drugs in the United States and other countries, we must successfully complete rigorous testing in animals and humans to prove that the drugs are safe for human use and are effective in treating one or more specific brain disorders. We must conduct these tests in a large number of people, including both healthy volunteers and people who suffer from the disorder for which the drug is intended. All of our testing must be conducted strictly in accordance with standards set up by the FDA and foreign regulators. If we successfully complete those tests for one of our drugs, we then must go through an extensive regulatory approval process with the FDA, and with foreign regulators, before we can begin marketing and selling the drug.

         Even if our drugs are approved for marketing and sale, the FDA and foreign regulators may place limitations on the marketing and sale of our drugs or require that we conduct additional testing on any or all of our drugs after the drugs are approved for marketing and sale. In addition, each drug, the manufacturer of that drug and the manufacturing facilities in which the drug is made are subject to continual review and periodic inspections. The FDA and regulatory agencies in other countries have the right to withdraw approval for a drug later if, for example, patients taking our drug experience serious side effects or we have problems in manufacturing the drug.

         We do not know if we will successfully complete the required testing with any of our drug candidates. Any of our drugs may have unacceptable side effects or may not be effective in treating the targeted brain disorder. We may have difficulty recruiting healthy or sick volunteers for our trials. Either CoCensys or the FDA can halt a trial at any time if either of us believes that the participants in the trial are being exposed to unacceptable health risks. Even if we do successfully complete the testing for one or more of our drugs and prove that our drug is safe for human use and is effective in treating one or more specific brain disorders, we do not know if the FDA or any other country's regulatory agency will approve the drug for marketing and sale in that country. We cannot be sure that our drug candidates will receive FDA approval in a timely manner, if at all. Regulatory agencies may limit the uses, or indications, for which any of our products is approved. Even if approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with such requirements could result in enforcement action, which could adversely affect us and our business. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. The government may impose new regulations which could further delay or preclude regulatory approval of our drug candidates. We cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action. Also, we conduct testing on our drugs both in the United States and in other countries (principally European countries). The FDA in the United States and regulatory agencies in other countries may be unwilling to accept the results from trials not conducted in that agency's "home" country.

OUR PATENTS AND OTHER INTELLECTUAL PROPERTY MAY NOT PROVIDE SUFFICIENT
PROTECTION.

         Our success depends in part on our ability to protect our technology from unauthorized use by obtaining patents in the United States and other countries and maintaining our trade secrets. Also, our drug candidates must not infringe on the patent and other proprietary rights of others in the United States and other countries where we may market and sell them. We work hard to obtain appropriate patents and to maintain our trade secrets; however, patents can be highly uncertain and involve complex legal and factual questions. We do not know if our patent protection and trade secret protection will be sufficient to allow CoCensys and our development partners to develop, market and sell our drug candidates.

         We file and prosecute patent applications on our own behalf and in connection with technology that we have licensed from third parties. We have been issued 23 patents in the United States for our technologies, with expiration dates ranging from June 9, 2009 to February 11, 2017, and another 21 filed patents are pending. We have also filed for patent protection in selected foreign countries. We will continue to file and prosecute patent applications in the United States and in other countries to protect our drug candidates, but we do not know if we will be issued additional patents for our technologies, either in the United States or in other countries. We also do not know if we will invent any new products or processes for which we can receive patent protection in the future.

         The United States Patent and Trademark Office and similar agencies in other countries have substantial backlogs of patent applications waiting for consideration. In the United States, patent applications remain secret until the patent is issued; in other countries, patent applications remain secret for at least six months after filing. Therefore, we do not know whether any of our competitors has filed patents that may interfere with our ability to gain patent protection for our discoveries. We do not know whether our competitors may have invented some of our technology prior to the time that we invented the technology. Generally, only the person who first invents technology is entitled to a patent for that technology. Even if we are the first to invent certain technology and we have filed a patent application, we do not know when that application will be considered by the United States Patent and Trademark Office or any agency in other countries where we may have filed a patent application for the technology.

         Patents that have been issued to us are always subject to being challenged, invalidated or circumvented; we do not know if any of our patents or patents in which we have rights will provide adequate protection for CoCensys. Also, we may have to participate in litigation or interference proceedings to determine whether one or more of our patents is valid. Even if we win the litigation or interference proceeding, we may be required to spend substantial amounts of money defending the validity of our patents. We do not know if we will have sufficient money to defend all of our patents if they are challenged.

         Our success will also depend, in part, on our not infringing patents issued to others. We do not know if any patents held or patent applications filed by other people or companies will force us to alter our drug candidates or processes, stop development of one or more of our drug candidates or obtain licenses, if possible, from those other people or companies.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents that may be competitive with the our patents and patent applications. We do not know the effect that those patents and patent applications may have on our ability to continue to develop and, eventually, market and sell our drug products. If we attempt to obtain licenses to use patents held by other people, we do not know if we will be granted licenses or whether the terms of those licenses, if granted, will be fair and acceptable to CoCensys.

         If we infringe another person's patent, or we fail to obtain an appropriate license to use any other person's technology that is required to develop, market and sell our drug products, we may have to participate in interference proceedings or litigation, which could result in substantial costs, fines and penalties assessed against CoCensys and we may be forced to cease all use of the other person's technology. In fact, we are aware of a patent that has issued that contains claims that may, if valid, block us from selling certain compounds for one particular indication. Although we are not currently pursing that indication for those compounds, if we do decide to pursue that indication, we will have to either institute an interference proceeding to determine the validity of the other patent or attempt to license rights to the patent from the holder. We do not know if we will be successful if we decide to institute an interference proceeding. Also, we do not know if the patent holder would be willing to license us rights to the patent, whether or not on terms acceptable to CoCensys.

         We have developed a substantial amount of information constituting our trade secrets. We rely on confidentiality agreements with our employees, consultants and certain contractors to protect these trade secrets. We do not know if the other parties to these agreements will abide by the agreements or breach them. If any agreement is breached, we do not know whether we will be able to adequately protect CoCensys from damage caused by our trade secrets being disclosed to the public or to a competitor.

WE FACE SIGNIFICANT COMPETITION.

         We are engaged in a highly competitive, rapidly changing field. Existing products and therapies, as well as those under development by other companies, will compete directly with products that we are seeking to develop and market. Competition from fully integrated pharmaceutical companies, including larger biotechnology companies and our collaboration partners, is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals, marketing and distribution. Many of our competitors also have significant products to treat neurological and/or psychiatric disorders approved or in development and operate large, well-funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Further, we face competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. We do not know whether our competitors will be able to develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than us. If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY EMPLOYEES.

         We are highly dependent on the key members of our scientific and management staff. If we lost the services of one or more key people, we may experience significant delays in our development programs. In addition, we rely on consultants and advisors to assist us in conducting our operations and formulating our research and development strategy. Attracting and retaining qualified personnel, consultants and advisors is critical to our success. We compete with pharmaceutical companies, biotechnology companies, universities and other entities and institutions in recruiting and retaining highly qualified scientific and management personnel. We do not know if we will be able to attract and retain qualified personnel on acceptable terms or at all.

WE DO NOT HAVE MANUFACTURING EXPERIENCE.

         We do not have any manufacturing facilities. We rely solely on contract manufactures to produce supplies of our compounds and, at this time, we likely will be forced to rely on contract manufactures to produce commercial supplies of any of our drug candidates that are approved for marketing and sale. We do not know whether our drugs can be manufactured in commercial quantities at an acceptable cost.

         In addition, we must rely on contractors for packaging, labeling and distribution of our drug products. We do not know if we will be able to enter into agreements for these services on terms acceptable and fair to us. We do not know if our contractors will perform all of their obligations on time and in an acceptable manner. Delays or defaults by our contractors could delay or jeopardize our efforts to develop, market and sell our drug products. Moreover, our contract manufacturers must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. We do not know if the facilities that we use will pass FDA inspections. Failure to pass inspections could delay or jeopardize our ability to market and sell any future products and materially adversely affect our business, financial condition and results of operations.

WE DO NOT HAVE A SALES FORCE TO SELL FUTURE PRODUCTS.

         We sold our Pharmaceutical Sales and Marketing Division to Watson Pharmaceuticals in 1997. To market products in the future, we must develop or acquire, and thereafter maintain and expand, a new sales and marketing organization with technical expertise and supporting distribution capability. We do not know if we will be successful developing or acquiring and, thereafter, maintaining and expanding an appropriate sales and marketing organization. Any failure on our part may have a material adverse effect on our business, financial conditions and results of operations.

WE DO NOT KNOW IF OUR PRODUCTS WILL BE COMMERCIALLY SUCCESSFUL OR REIMBURSED BY THIRD-PARTY PAYORS.

         Even if one or more of our products prove safe and effective, we do not know if the products will be successful commercially. For example, our products may be too difficult or expensive to make, or our products may not be acceptable to patients, health care providers and third-party payors. In both the United States any many foreign countries, sales of our products, if any, will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We do not know whether our drug products will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In certain foreign countries, our products may be subject to governmentally mandated prices. If governments and third-party payors do not provide adequate reimbursement for our potential drug products or if foreign governments force unreasonably low pricing for our drugs, our business, financial condition and results of operations may be materially adversely affected.

WE ARE SUBJECT TO SUBSTANTIAL PRODUCT LIABILITY RISKS.

         Our business exposes us to potential product liability risks if any of our compounds or future products cause illness, injury or death. Although we currently have liability insurance covering our clinical trials, our coverage may not be sufficient to cover all potential claims. We do not know if we will be able to obtain and maintain such insurance for all of our clinical trials and future products. We will need to increase our insurance coverage in the future if we begin to market and sell any of our drug products under development. However, we do not know if we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. A liability claim, regardless of merit or eventual outcome, could materially adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS VERY VOLATILE.

          The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded biopharmaceutical companies, including ours, have in the past been, and can in the future be expected to be, especially volatile. Our stock price may fluctuate greatly as a result of a number of factors, including:

         - announcements of technological innovations or new products by us or by our competitors;

         - developments or disputes concerning patents or proprietary rights;

         - publicity regarding actual or potential medical results relating to drug products that we or our competitors are developing;

         - regulatory developments in both the United States and foreign countries;

         -        public concern as to the safety of biotechnology products; and

         - economic and other external factors, as well as period-to-period fluctuations in our financial results.

         THE SALE OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK MAY FURTHER DEPRESS OUR STOCK PRICE.

         The sale of a large number of shares of our common stock in the public could depress the market price of our common stock. Substantially all of the outstanding shares of our common stock may be sold at any time in the public markets. Approximately 5.2 million freely tradable additional shares may be issued on exercise of vested options to purchase CoCensys stock. Current and former employees, consultants, officers and directors of CoCensys hold these options.

         We may be required to issue millions of additional shares of CoCensys common stock upon conversion of Series E Convertible Preferred Stock. As of March 1, 1999, 5,135 shares of our Series E Convertible Preferred Stock remained issued and outstanding. Each share of the Series E Convertible Preferred Stock is convertible into shares of CoCensys common stock at discount to the current market price of our common stock. If converted on March 1, 1999, based on the then-applicable conversion price of $0.197 per share, the remaining Series E Convertible Preferred Stock would have been convertible into approximately 27.5 million additional shares of CoCensys common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. CoCensys stockholders could experience substantial dilution from issuance of additional common stock on conversion of the Series E Convertible Preferred Stock.

         In addition, we may be required to issue millions of additional shares of CoCensys common stock on fulfillment of our obligation to Warner-Lambert Company. Under our collaboration agreement with Warner-Lambert, we owe Warner-Lambert $1 million on December 31, 1999. The $1 million is payable in common stock or cash, at the election of Warner-Lambert. If the amount had been paid on March 1, 1999, and Warner-Lambert elected to receive the payment in stock, we would have had to issue to Warner-Lambert approximately 3.2 million shares of common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. CoCensys stockholders could experience substantial dilution from issuance of additional common stock in satisfaction of our obligation to Warner-Lambert.

FAILURE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND OUR FINANCIAL CONDITION.

         Our common stock is traded on the Nasdaq National Market under the symbol "COCN." In order to maintain our listing on the Nasdaq National Market, we must meet a number of listing requirements established by Nasdaq. Currently, we meet all Nasdaq National Market requirements other than the minimum bid price. Generally, we must maintain a minimum bid price of $1.00 per share; however, our bid price is significantly below $1.00 per share and has been below $1.00 per share since October 1998.

         On December 1, 1998, Nasdaq informed us that our common stock would be delisted on March 1, 1999 if we failed to have a closing bid price of at least $1.00 per share for ten consecutive days on or before February 28, 1999. We have been unable to achieve that closing bid price; however, we have applied for a hearing before Nasdaq to discuss our delisting. That hearing is scheduled for April 29, 1999. While the hearing is pending, Nasdaq has said that it will not take further action to delist our common stock from the Nasdaq National Market as a result of our stock price.

         On January 27, 1999, CoCensys stockholders approved a reverse split of our common stock, subject to the Board of Director's right not to implement the reverse split, in the alternative ratios of one share for six shares, one for seven, or one for eight. CoCensys will consider implementing the reverse stock split as necessary to increase the per share price of CoCensys common stock in an effort to avoid delisting.

          If we cannot maintain continued listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, our common stock could trade on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a stockholder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, our common stock could become subject to the "penny stock" regulations of the SEC, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the liquidity of our common stock. If we do not maintain our listing on the Nasdaq National Market or Nasdaq SmallCap, we may be required to redeem our Series E Convertible Preferred Stock. Redemption of the Series E Convertible Preferred Stock would significantly deplete our cash reserves and materially adversely affect our operations and financial condition.

WE GENERATE HAZARDOUS MATERIALS IN OUR BUSINESS AND OPERATIONS.

         Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident occurs, we could be held liable for any damages that result and any such liability could exceed our resources. Also, we may incur substantial costs to comply with environmental regulations if we ever decide to develop manufacturing capacity.

ITEM 2.     PROPERTIES

         Our administrative offices and research facilities are currently housed in two adjacent buildings occupying approximately 54,700 square feet of leased space in Irvine, California. The lease on these facilities expires in 2002, subject to our earlier right to terminate, and contains provisions for one five-year renewal option.

ITEM 3.     LEGAL PROCEEDINGS

         We know of no pending or threatened material litigation or proceedings involving CoCensys.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, no matters were submitted to a vote of the stockholders. Subsequent to year end, CoCensys held a Special Meeting of Stockholders. At the Special Meeting, which was held on January 27, 1999, a total of 19,363,818 shares were voted in person or by proxy, representing 71% of the December 11, 1998 record date total of 27,280,949 shares eligible to vote. The stockholders approved the following resolutions (votes not listed include broker non-votes and other non-votes):

         Proposal 1: To approve the issuance by the Company from time to time of shares of its Common Stock on conversion of shares of the Company's Series E Convertible Preferred Stock and exercise of warrants issued in connection with such Series E Convertible Preferred Stock.

         Shares for: 6,441,294  Shares against: 1,442,242 Abstentions: 54,499

         Proposal 2-A: To amend the Amended and Restated Certificate of Incorporation, as amended, to effect a one for six reverse stock split, subject to the right of the Board of Directors to abandon the amendment prior to filing it with the Delaware Secretary of State.

         Shares for: 18,394,774  Shares against: 869,809   Abstentions: 42,925

         Proposal 2-B: To amend the Amended and Restated Certificate of Incorporation, as amended, to effect a one for seven reverse stock split, subject to the right of the Board of Directors to abandon the amendment prior to filing it with the Delaware Secretary of State.

         Shares for: 18,394,774  Shares against: 869,809   Abstentions: 42,925

         Proposal 2-C: To amend the Amended and Restated Certificate of Incorporation, as amended, to effect a one for eight reverse stock split, subject to the right of the Board of Directors to abandon the amendment prior to filing it with the Delaware Secretary of State.

         Shares for: 18,394,774  Shares against: 869,809   Abstentions: 42,925

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

                                                       HIGH                LOW
                                                    ----------          ----------
1997
    First quarter                                     $   7.88           $   4.50
    Second quarter                                    $   5.88           $   2.69
    Third quarter                                     $   6.25           $   2.88
    Fourth quarter                                    $   6.06           $   2.94

1998
    First quarter                                     $   4.50           $   2.88
    Second quarter                                    $   3.63           $   2.06
    Third quarter                                     $   2.69           $   0.88
    Fourth quarter                                    $   2.25           $   0.25

b)       HOLDERS

         As of March 17, 1999 there were 400 holders of record of the Company's Common Stock.

c)       DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

d)       RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to the terms of the Series E Convertible Preferred Stock issued in June 1998, on November 4, 1998, the Company issued additional warrants to the original investors to purchase 100,000 shares of common stock. The warrants are exercisable into Common Stock at $0.63 per share and expire in November 2002. The issuance was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 6.            SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data. Certain reclassifications have been made to prior year data to conform to the 1998 presentation.

                                                                   YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            -----------   -----------   -----------    ----------    ----------
                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Co-promotion revenues                    $       540   $     3,264   $     9,085    $   10,414    $    7,402
   Co-development revenues                        2,046         8,650         6,073         1,970             -
                                            -----------   -----------   -----------    ----------    ----------
Total revenues                                    2,586        11,914        15,158        12,384         7,402

Operating expenses:
   Research and development                      15,745        23,308        20,949        17,662        11,569
   Marketing, general and administrative          3,894         9,975        13,862        13,383         7,673
   Acquired research and development                  -                       -             -            14,879
                                            -----------   -------------------------    ----------    ----------
Total operating expenses                         19,639        33,283        34,811        31,045        34,121
                                            -----------   -----------   -----------    ----------    ----------
Operating loss                                  (17,053)      (21,369)      (19,653)      (18,661)      (26,719)
                                            -----------   -----------   -----------    ----------    ----------
   Gain on disposition of sales force (1)         1,000         4,728             -             -             -
   Interest income                                  908           898         1,304           717           373
   Interest expense                                 (81)          (78)         (139)         (178)         (240)
                                            -----------   -----------   -----------    ----------    ----------
Net loss                                        (15,226)      (15,821)      (18,488)      (18,122)      (26,586)
Dividends on preferred stock                      1,942             -             -             -             -
                                            -----------   -----------   -----------    ----------    ----------
Net loss attributable to
   common shareholders                      $   (17,168)  $   (15,821)  $   (18,488)   $  (18,122)   $  (26,586)
                                            -----------   -----------   -----------    ----------    ----------
                                            -----------   -----------   -----------    ----------    ----------

Basic and diluted loss per share (2)        $    (0.70)   $     (0.70)  $     (0.85)   $      (1.05) $    (2.33)
                                            -----------   -----------   -----------    ----------    ----------
                                            -----------   -----------   -----------    ----------    ----------
Shares used in computing basic
   and diluted loss per share                    24,524        22,574        21,783        17,288        11,406
                                            -----------   -----------   -----------    ----------    ----------
                                            -----------   -----------   -----------    ----------    ----------

                                                                        DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  -----------   -----------    ----------    ----------
                                                                                          (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
   investments                              $    12,195   $    12,960   $    17,999    $   13,449    $    8,924
Working capital                                   5,315         8,374        14,434         6,753         3,766
Total assets                                     15,099        16,916        22,051        18,201        15,216
Long-term obligations                               392         1,101           324           406           696
Accumulated deficit                            (116,151)      (98,983)      (83,162)      (64,674)      (46,552)
Total stockholders' equity                        7,506        10,831        16,947        10,644         8,547


 (1)In October 1997, the Company sold its sales and marketing force as discussed in Note 4 to the Financial Statements.
 (2)The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see the Notes to Financial Statements.

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


OVERVIEW

         Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of pharmaceutical products for the treatment of disorders affecting the brain. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of expenses for product development and in the timing and amount of revenues to be earned from the achievement of research and development milestones and sales of Company products, if any. As of December 31, 1998, the Company's accumulated deficit was approximately $116.2 million.

RESULTS OF OPERATIONS

1998 AS COMPARED TO 1997

         The Company's revenues consist of co-promotion revenues and co-development revenues. Co-promotion revenues arose from contractual agreements that called for the Company to promote other pharmaceutical companies' products in return for commissions. Co-development revenues arise from contractual agreements with large pharmaceutical companies pursuant to which the Company licenses various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing force to Watson Pharmaceuticals, Inc. ("Watson") and, except for certain residual items recognized in fiscal 1998, is no longer involved in co-promotional activities.

         CO-PROMOTION REVENUES were $540,000 for the year ended December 31, 1998, compared to $3.3 million in fiscal 1997. Co-promotion revenues in 1998 resulted from a bonus related to fiscal 1997 activity that was received and recognized in the first quarter of 1998.

         CO-DEVELOPMENT REVENUES were $2.0 million for the year ended December 31, 1998, compared to $8.6 million in 1997. The decrease in co-development revenues of $6.6 million, or 77 percent, compared to the prior year resulted primarily from an agreement with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation in May 1997, which provided for a one-time license fee of $5.0 million plus an additional $2.2 million during 1997 to fund research on a back-up compound in connection with the Company's anxiolytic program.

         RESEARCH AND DEVELOPMENT expenses were $15.7 million in fiscal 1998 compared to $23.3 million in 1997. This decrease of $7.6 million, or 32 percent, is attributable to a lower level of external clinical trials and certain headcount reductions in the current year in comparison to the prior year. In fiscal 1997, the Company made significant external expenditures for the development of compounds treating epilepsy, migraine, acute stroke and insomnia. In fiscal 1998, external expenditures were focused on clinical trials of the Company's compound to treat acute migraine and on preclinical testing of the Company's compound to treat neuropathic pain.

         MARKETING, GENERAL AND ADMINISTRATIVE expenses were $3.9 million in fiscal 1998 compared to $10.0 million in 1997. This decrease of $6.1 million, or 61 percent, is due to the disposition of the sales and marketing division in October 1997. As a result of this transaction, the Company incurred nine months of expense associated with the sales function in fiscal 1997 compared to no expense in fiscal 1998.

         GAIN ON DISPOSITION OF SALES FORCE was $1.0 million in fiscal 1998 compared to a gain of $4.7 million in 1997. The fiscal 1998 gain related to two deferred payments that were based on Watson's ability to retain certain percentages of the sales and marketing force at specified dates subsequent to the sale. No further payments are due to the Company from Watson.

         DIVIDENDS ON PREFERRED STOCK were $1.9 million in fiscal 1998 whereas no dividends were recorded in the prior fiscal year. Of the fiscal 1998 total, $562,000 related to dividends on the Company's Series D Convertible Preferred Stock issued in October 1997 and January 1998 to Warner-Lambert Company ("Warner-Lambert") in connection with a research and development program, and $1,381,000 related to the Company's Series E Convertible Preferred Stock issued in June 1998 to private investors. All dividends result in an increase in the value of outstanding preferred stock and do not involve the payment of any cash.

1997 AS COMPARED TO 1996

         CO-PROMOTION REVENUES were $3.3 million for the year ended December 31, 1997, compared to $9.1 million in fiscal 1996. This $5.8 million, or 64 percent, decrease in 1997 compared to 1996 resulted from the termination of the Novartis Pharma, A.G. ("Novartis") co-promotion agreement in December 1996, the loss of co-promotion rights for Cognex(R) in June 1997 and the sale of the sales and marketing division in October 1997.

         CO-DEVELOPMENT REVENUES were $8.6 million for the year ended December 31, 1997, compared to $6.1 million in 1996. This $2.5 million, or 41 percent, increase in 1997 is primarily attributable to the May 1997 agreement with the Wyeth-Ayerst mentioned above. In fiscal 1996, the Company recognized $3.6 million related to the G.D. Searle & Co. ("Searle") Development and Commercialization Agreement in connection with its insomnia program and $2.5 million related to the Novartis Research and Development Agreement in connection with its compound to treat stroke and traumatic brain injury. The program with Searle was terminated in July 1998 and the program with Novartis was terminated effective October 1997.

         RESEARCH AND DEVELOPMENT expenses were $23.3 million in fiscal 1997 compared to $20.9 million in 1996. This increase of $2.4 million, or 11 percent, is attributable to a higher level of clinical activity in the fiscal 1997 in comparison to fiscal 1996. During 1997, the Company conducted significant clinical trials for ganaxolone in the treatment of migraine and epilepsy, licostinel in the treatment of stroke and CCD 3693 in the treatment of insomnia. During 1996, clinical activities were focused mainly on licostinel for the treatment of stroke and, to a lesser extent, ganaxolone for the treatment of epilepsy.

         MARKETING, GENERAL AND ADMINISTRATIVE expenses were $10.0 million in fiscal 1997 compared to $13.9 million in 1996. This decrease of $3.9 million, or 28 percent, is due to the disposition of the sales and marketing division in October 1997. As a result of this transaction, the Company incurred nine months of expense associated with the sales function in fiscal 1997 compared twelve months of expense in fiscal 1996.

         GAIN ON DISPOSITION OF SALES FORCE was $4.7 million in fiscal 1997. This amount relates entirely to the sale of the sales and marketing force to Watson.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception in February 1989 through December 31, 1998, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $102.1 million through sales of these securities. At December 31, 1998, the Company's balances of cash, cash equivalents and investments totaled $12.2 million, compared to $13.0 million at December 31, 1997.

         As of December 31, 1998, the Company had invested $7.7 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

          On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Note 2 of the Notes to Financial Statements "Private Placement of Preferred Stock," below.

          Pursuant to an agreement with Watson, in October 1997, the Company sold it sales and marketing force, related co-promotion agreements and certain other assets to Watson for $8.0 million in cash with an additional $1.0 million due to CoCensys contingent upon the occurrence of specified events. Of this contingent amount, Watson paid the Company $750,000 in April 1998 and $250,000 in October 1998.

          Pursuant to the 1995 collaboration agreement with Warner-Lambert, as amended and extended in October 1997, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Under the terms of the 1997 amendment, Warner-Lambert purchased preferred stock with a face value of $7.0 million, of which Warner-Lambert paid the Company $1.0 million in October 1997 and $6.0 million in January 1998. Of this $7.0 million in total proceeds, the

Company has allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in cash or common stock at the election of Warner-Lambert) due to Warner Lambert on December 31, 1999. The preferred stock accrues an imputed non-cash dividend at 12 percent per annum until its mandatory conversion date in October 2001.

         Pursuant to the May 1997 Development and Commercialization Agreement with Wyeth-Ayerst, Wyeth-Ayerst paid the Company a $5.0 million license fee and purchased 100,000 shares of the Company's Series C Convertible Preferred stock for $5.0 million. Furthermore, Wyeth-Ayerst is obligated to pay all development costs associated with Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events and pay the Company $3.0 million per year for up to three years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse them for a portion of the back-up funding. As of December 31, 1998, the Company had $2.6 million of deferred revenue recorded on its balance sheet related to the Wyeth-Ayerst back-up program.

         Pursuant to the Company's Development and Commercialization Agreement with Searle, both companies were obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996. In May 1998, the preferred stock converted, in accordance with its terms, into 1.6 million shares of common stock at a conversion price of $4.375 per share. In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will consider seeking a new partner for the program in the future.

         CoCensys' operations to date have consumed substantial amounts of cash. While the Company's cash forecasts for the twelve months ending December 31, 1999, project a positive cash balance, certain cash inflows included in these forecasts are estimates and are not guaranteed. Should the Company not receive these anticipated payments, or should the timing or amount of these payments differ substantially from the forecasted amounts, or should the Company incur expenses in excess of those currently forecasted, the ability of the Company to continue funding its operations could be jeopardized. However, the Company is actively considering three courses of action that management believes will increase cash inflows, or decrease cash outflows, sufficiently to ensure adequate funding for its operations through at least fiscal 1999.

         First, the Company is aggressively seeking partners for several of its compounds. The Company is in negotiations with several pharmaceutical companies regarding Co 102862 for neuropathic pain. Management is actively working to sign a licensing agreement within in the next six months for Co 102862 and is attempting to secure initial payments that, when combined with the current cash balance, will be sufficient to fund operations through at least fiscal 1999. Other compounds may be licensed later in the year.

         Second, the Company is attempting to generate revenues by selling clinical and preclinical development services either to its collaboration partners or to third parties. CoCensys currently employs over thirty individuals in the development area who have extensive pharmaceutical development expertise in numerous indications.

         Third, in the absence of a revenue generating licensing or service deal, the Company will take steps to reduce expenses through reductions in headcount and other costs. Cost savings associated with these expense reductions, when combined with our current cash balance, will be adequate to fund the Company's operations through at least fiscal 1999.

         The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships. There are no assurances that the Company will available to it the substantial capital resources necessary to continue product development and other Company operations.

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

         The Company has developed a plan to address the Year 2000 issues. The plan is segregated into four phases:

     1.       Information collection.
     2.       Risk assessment and testing of mission critical systems.
     3.       Remediation.
     4.       Monitoring and contingency planning

         The Company has completed the first two phases of the project and has tested, upgraded or developed plans to upgrade all individual software and hardware applications that fall within the mission critical category. All of the Company's major software applications and hardware systems are purchased from major vendors and the Company performs little or no customizations to those applications and systems. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed other equipment for embedded technologies, which may be Year 2000 susceptible and has already upgraded or developed plans to upgrade all mission critical systems. The Company has spent less than $50,000 to date on hardware and software upgrades to ensure Year 2000 compliance and it anticipates that further upgrades will cost less than $100,000, most of which will be spent acquiring a Year 2000 compliant telephone system. The funds for these upgrades will come from current cash or new capital lease lines. The Company expects to be fully Year 2000 compliant by June 1999. A contingency plan will also be developed by that date.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no financial instruments which are subject to market risk. Although the Company's earnings and cash flows are subject to fluctuations due to changes in the interest rates on its investments, a hypothetical 10% adverse decrease in the interest rates would not have a material adverse effect on the results of operations because the majority of the Company's investments are short-term government and corporate obligations. A 10% reduction in interest rates would reduce interest income by approximately $91,000 annually. Due to the short period to maturity, the Company believes that the impact of a 10% reduction in interest rates would not have a material effect on the carrying value of its available-for-sale securities.

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

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers and directors of the Company appearing in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.


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

PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)               FINANCIAL STATEMENTS

                  The financial statements required by this item are submitted in a separate section beginning on Page 38 of this report.

                  FINANCIAL STATEMENTS OF COCENSYS, INC.

                  Report of Independent Auditors                             42
                  Balance Sheets as of December 31, 1998 and 1997            43
                  Statements of Operations for the years ended
                    December 31, 1998, 1997 and 1996; and the period from
                     inception (February 15, 1989) to December 31, 1998      44
                  Statements of Stockholders' Equity  for the period from
                    inception (February 15, 1989) to December 31, 1998       45
                  Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996; and the period from
                    inception (February 15, 1989) to December 31, 1998       48
                  Notes to Financial Statements                              49

                  Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(B)               REPORTS ON FORM 8-K

                  (i) The Company filed a current report on Form 8-K dated October 16, 1998, to announce negative results from its Phase II clinical trial using a tablet formulation of ganaxolone for acute migraine.

                  (ii) The Company filed a current report on Form 8-K dated December 8, 1998, to announce it received notice from the Nasdaq Stock Market, Inc. that the Company was not in compliance with the $1.00 minimum closing bid price requirement for the continued listing of the Company's common stock on the Nasdaq National Market.

(C)      EXHIBITS

         Exhibit
         Number   Notes Description
         3(i).1         (2)         Amended and Restated Certificate of Incorporation.
         3(i).2         (2)         Certificate of Designation of Series A Junior Participating
                                    Preferred Stock.
         3(i).3         (2)         Certificate of Powers, Designation, Preferences, Rights and
                                    Limitations of Series B
                                    Convertible Preferred Stock.
         3(i).4         (2)         Certificate of Amendment of Amended and Restated Certificate
                                    Incorporation.
         3(i).5         (2)         Certificate of Powers, Designation, Preferences, Rights and
                                    Limitations of Series C
                                    Convertible Preferred Stock.
         3(i).6         (2)         Certificate of Powers, Designation, Preferences,
                                    Rights and Limitations of Series D Convertible Preferred
                                    Stock.
         3(i).7         (9)         Certificate of Powers, Designation, Preferences,
                                    Rights and Limitations of Series E Convertible
                                    Preferred Stock.
         3(ii)          (1)         By-laws.
         10.1           (1)         Form of Indemnity Agreement entered into between the
                                    Company and its directors and officers.
         10.2           (10)+       Company's 1990 Stock Option Plan, as amended (the "Option
                                    Plan").
         10.3           (1) +       Form of Incentive Stock Option Agreement under the Option
                                    Plan.
         10.4           (1) +       Form of Non-qualified Stock Option Agreement under the
                                    Option Plan.
         10.5           (1) +       Non-qualified  Stock Option Agreement between the Company
                                    and Timothy J. Rink, M.D., Sc.D., dated as of September
                                    13, 1991.
         10.6           (4) +       Company's 1992 Non-Employee Directors' Stock Option
                                    Plan, as amended (the "Directors' Plan").
         10.7           (1) +       Form of Stock Option Agreement under the Directors' Plan.
         10.8           (1)         Exclusive License Agreement among the Company, The
                                    Rockefeller University and the University of Southern
                                    California, dated as of August 28, 1990.
         10.9           (1)         Multi-tenant Lease between the Company and The Irvine
                                    Company, dated as of January 30, 1992.
         10.10          (3)         Form of First Amendment to the Multi-tenant Lease
                                    between the Company and the Irvine Company, dated April
                                    1, 1994.
         10.11          (5)         Common Stock and Warrant Purchase Agreement, dated June
                                    6, 1995, between the Company and each of the purchasers
                                    listed on the Schedule of Purchasers attached thereto.
         10.12          (6) +       Company's 1995 Employee Stock Purchase Plan.
         10.13          (8)         Stock Purchase Agreement, dated October 26, 1995, between
                                    CoCensys, Inc. and Warner-Lambert Company.
         10.14          (10)        Form of Amendment to the Multi-tenant Lease between
                                    the Company and The Irvine Company, dated as of February
                                    9, 1996.
         10.15          (15)+       Company's 1996 Equity Incentive Plan.
         10.16          (15)+       Letter Agreement between F. Richard Nichol, Ph.D. and the
                                    Company,  dated as of January 20, 1997.



         10.17          (15)+       Form of Incentive Stock Option Agreement under the 1996
                                    Equity Incentive Plan.
         10.18          (15)+       Form of Nonstatutory Stock Option Agreement under the 1996
                                    Equity Incentive Plan.
         10.19          (12)*       Promotion Agreement between the Company and Parke-Davis,
                                    dated as of January 1, 1997.
         10.20          (12)*       License Agreement between the Company and Massachusetts
                                    General Hospital, dated as of December 15, 1996.
         10.21          (13)*       Asset Purchase Agreement between the Company and Watson
                                    Pharmaceuticals, dated October 8, 1997.
         10.22          (14)*       1997 Promotion Agreement, effective April 7, 1997,
                                    between Somerset Pharmaceuticals, Inc. and the Company.
         10.23          (14)*       Development and Commercialization Agreement (No. 1),
                                    dated May 12, 1997, between Wyeth-Ayerst Laboratories and
                                    the Company ("Wyeth-Ayerst Agreement No. 1").
         10.24          (14)*       Development and Commercialization Agreement (No. 2), dated
                                    May 12, 1997, between Wyeth-Ayerst Laboratories and the Company.
         10.25          (14)        Preferred  Stock Purchase  Agreement,  dated May 12, 1997, between  American Home Products, Inc. and the Company
                                    (included as Exhibit F to Wyeth-Ayerst Agreement No. 1).
         10.26          (2)*        Amended and Restated Research, Development and
                                    Marketing Collaboration Agreement (II), dated as of
                                    October 13, 1997, between Warner-Lambert Company and the
                                    Company.
         10.27          (2)         Series D Convertible Preferred Stock Purchase Agreement,
                                    dated October 13, 1997, between Warner-Lambert Company
                                    and the Company.
         10.28          (2)*        Amended and Restated License Agreement, dated December
                                    16, 1997, between Massachusetts General Hospital and the
                                    Company.
         10.29          (9)         Securities Purchase Agreement dated June 8, 1998, among
                                    the Company and the purchasers set forth therein.
         10.30          (9)         Form of Stock Purchase Warrant (Initial Warrants) in
                                    connection with June 8, 1998 Securities Purchase
                                    Agreement.
         10.31          (9)         Registration Rights Agreement dated June 8, 1998, among
                                    the Company and the purchasers set forth therein.
         10.32          (9)         Form of Stock Purchase Warrant (Additional Warrants)
                                    in connection with June 8, 1998 Securities Purchase
                                    Agreement.
         10.33          (11)+       Company's Executive Officers' Severance Benefit Plan.
         10.34          (11)+       Company's Executive Officers' Change of Control Severance
                                    Plan.
         10.35          (11)*       Agreement with Warner-Lambert Company dated January 8,
                                    1998.
         10.36          (7)         1998 Non-Officer Equity Incentive Plan and Form of
                                    Agreement.
         23.1                       Consent of Independent Auditors.
         27.1                       Financial Data Schedule
         -------------------

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

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         (4) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-97258.

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

         (6) Incorporated by reference to the Company's Registration Statement on Form S-8, file number 33-92760.

         (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         (8) Incorporated by reference to the Company's Registration Statement on Form S-3, file number 33-80809.

         (9) Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 1998.

         (10) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1995.

         (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998.

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

                                              COCENSYS, INC.


Date:    March 24, 1999              By: /s/ F. Richard Nichol, Ph.D.
                                         -----------------------------------
                                         (F. Richard Nichol, Ph.D.)
                                         Chairman of the Board,
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                            Date
---------                                   -----                            ----
 /s/ F. Richard Nichol, Ph.D.          Chairman of the Board,           March 24, 1999
-----------------------------------    President and
    (F. Richard Nichol, Ph.D.)         Chief Executive Officer
                                       (PRINCIPAL EXECUTIVE OFFICER)


 /s/ Robert R. Holmen                  Vice President and               March 24, 1999
-----------------------------------    General Counsel
    (Robert R. Holmen)                 (PRINCIPAL FINANCIAL OFFICER)


 /s/ Thomas B. Miller                  Director of Finance and          March 24, 1999
-----------------------------------    Controller
    (Thomas B. Miller)                 (PRINCIPAL ACCOUNTING OFFICER)


 /s/ Lowell E. Sears                   Director                        March 24, 1999
-----------------------------------
    (Lowell E. Sears)


 /s/ James C. Blair, Ph.D.             Director                        March 24, 1999
-----------------------------------
    (James C. Blair, Ph.D.)


 /s/ Kelvin W. Gee, Ph.D.              Director                        March 24, 1999
-----------------------------------
    (Kelvin W. Gee, Ph.D.)



SIGNATURES CONTINUED

Signature                                   Title                            Date
---------                                   -----                            ----

 /s/ Alan C. Mendelson                 Director                        March 24, 1999
-----------------------------------
    (Alan C. Mendelson)


 /s/ Timothy J. Rink, M.D., Sc.D.      Director                        March 24, 1999
-----------------------------------
    (Timothy J. Rink, M.D., Sc.D.)


 /s/ Robert L. Roe, M.D.               Director                        March 24, 1999
-----------------------------------
    (Robert L. Roe, M.D.)


 /s/ Eckard Weber, M.D.                Director                        March 24, 1999
-----------------------------------
    (Eckard Weber, M.D.)


                         Report of Independent Auditors


Board of Directors and Stockholders
CoCensys, Inc.

We have audited the accompanying balance sheets of CoCensys, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and the period from inception (February 15, 1989) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoCensys, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period from inception (February 15, 1989) to December 31, 1998, in conformity with generally accepted accounting principles.


                                                /s/  ERNST & YOUNG LLP



Orange County, California
January 29, 1999, except for the
 last paragraph of Note 2 as to
 which the date is March 24, 1999

                                 COCENSYS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                            DECEMBER 31,       DECEMBER 31,
                                                                1998              1997
                                                            ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   2,222          $  3,410
  Short-term investments                                          9,973             9,050
  Other current assets                                              321               898
                                                              ---------          --------
TOTAL CURRENT ASSETS                                             12,516            13,358

Property and equipment, net                                       2,466             2,823
Investments                                                           -               500
Notes receivable from officers                                       56               178
Other noncurrent assets                                              61                57
                                                              ---------          --------
                                                              $  15,099          $ 16,916
                                                              ---------          --------
                                                              ---------          --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $     534          $    866
  Accrued compensation and benefits                                 748             1,107
  Due to corporate partners                                       1,322               747
  Other accrued liabilities                                       1,326             1,911
  Deferred revenue                                                2,955                 -
  Capital lease obligations - current portion                       316               353
                                                              ---------          --------
TOTAL CURRENT LIABILITIES                                         7,201             4,984

Capital lease obligations, less current portion                     366               567
Other liabilities                                                    26               534

Commitments and contingencies

Stockholders' equity:
  Convertible nonvoting preferred stock, $.001 par value
    Authorized shares - 5,000,000
    Issued and outstanding shares - 206,445 at
      December 31, 1998 and 214,286 at December 31, 1997         16,386            13,000
  Common stock, $.001 par value
    Authorized shares - 75,000,000
    Issued and outstanding shares - 27,382,187 at
      December 31, 1998 and 22,857,506 at December 31, 1997     107,381            97,230
  Deficit accumulated during the development stage             (116,151)          (98,983)
  Deferred compensation                                            (138)             (430)
  Accumulated other comprehensive income                             28                14
                                                              ---------          --------
TOTAL STOCKHOLDERS' EQUITY                                        7,506            10,831
                                                              ---------          --------
                                                              $  15,099          $ 16,916
                                                              ---------          --------
                                                              ---------          --------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                      PERIOD FROM
                                                                                                       INCEPTION
                                                                                                     (FEBRUARY 15,
                                                                     YEAR ENDED DECEMBER 31,            1989) TO
                                                          ---------------------------------------     DECEMBER 31,
                                                            1998           1997            1996           1998
                                                          --------       ---------      ---------       --------
REVENUES
  Co-promotion revenues from corporate partners           $    540       $   3,264      $   9,085       $ 30,705
  Co-development revenues from corporate partners            2,046           8,650          6,073         18,739
                                                          --------       ---------      ---------       --------
Total revenues                                               2,586          11,914         15,158         49,444
                                                          --------       ---------      ---------       --------

OPERATING EXPENSEs
  Research and development                                  15,745          23,308         20,949        106,674
  Marketing, general and administrative                      3,894           9,975         13,862         52,050
  Acquired research and development                              -               -              -         14,879
                                                          --------       ---------      ---------       --------
Total operating expenses                                    19,639          33,283         34,811        173,603
                                                          --------       ---------      ---------       --------

Operating loss                                             (17,053)        (21,369)       (19,653)      (124,159)

Gain on disposition of sales force                           1,000           4,728              -          5,728
Interest income                                                908             898          1,304          5,361
Interest expense                                               (81)            (78)          (139)        (1,139)
                                                          --------       ---------      ---------       --------

Net loss                                                   (15,226)        (15,821)       (18,488)      (114,209)

Dividends on preferred stock                                 1,942               -              -          1,942
                                                          --------       ---------      ---------       --------

Net loss applicable to common stockholders                $(17,168)      $ (15,821)     $ (18,488)      $(116,151)
                                                          --------       ---------      ---------       --------
                                                          --------       ---------      ---------       --------

Basic and diluted loss per share                          $  (0.70)      $  (0.70)      $   (0.85)
                                                          --------       ---------      ---------
                                                          --------       ---------      ---------

Shares used in computing basic
   and diluted loss per share                               24,524          22,574         21,783
                                                          --------       ---------      ---------
                                                          --------       ---------      ---------


                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                          CONVERTIBLE
                                                        PREFERRED STOCK                  COMMON STOCK
                                                   -------------------------      -------------------------
                                                     SHARES         AMOUNT          SHARES          AMOUNT
                                                   ---------       ---------      ----------       --------
Net loss                                                --         $    --              --         $   --
Issuance of common stock for
  cash at $.005 per share                               --              --           980,000              5
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1989                            --              --           980,000              5

Net loss                                                --              --              --             --
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of offering
  costs of $5 at $.25 per share                      400,000              95            --             --
Issuance of Series B convertible
  preferred stock for $3,110 cash and
  conversion of $515 of convertible
  promissory notes, net of offering costs
  of $46 at $1.50 per share                        2,416,666           3,579            --             --
Issuance of warrants to purchase 30,100
  shares of Series B convertible preferred
  stock in connection with a note payable               --                 8            --             --
Common stock issued in connection with
  services rendered                                     --              --             6,668           --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1990                       2,816,666           3,682         986,668              5

Net loss                                                --              --              --             --
Common stock issued in connection with
  services rendered                                     --              --             3,332           --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1991                       2,816,666           3,682         990,000              5

Net loss                                                --              --              --             --
Issuance of Series C convertible preferred
  stock for cash, net of offering costs of
  $60 at $5.00 per share                           2,631,218          13,096            --             --
Issuance of Series C convertible preferred
  stock in exchange for services at $5.00
  per share                                            3,332              17            --             --
Issuance of Series C convertible preferred
  stock in exchange for stock purchase
  option at $5.00 per share                           20,000             100            --             --
Deferred compensation related to the
  issuance of certain stock options                     --              --              --            2,842
Amortization of deferred compensation                   --              --              --             --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1992                       5,471,216          16,895         990,000          2,847

Net loss                                                --              --              --             --
Issuance of Series B convertible preferred
  stock in exchange for  noncash exercise
  of warrants                                         25,083             226            --             --
Conversion of convertible preferred stock
  into common stock at the close of the
  initial public offering                         (5,496,299)        (17,121)      5,496,299         17,121
Issuance of common stock for cash in
  initial public offering at $9.00 per share,
  net of offering costs and underwriters'
  discount of $2,193                                    --              --         2,500,000         20,307
Common stock issued in connection with
 stock options                                          --              --           116,798             18
Issuance and termination of certain
  stock options                                         --              --              --               43
Amortization of deferred compensation                   --              --              --             --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1993                            --              --         9,103,097         40,336

                                                   DEFICIT                    ACCUMULATED
                                                  ACCUMULATED                   OTHER
                                                  DURING THE      DEFERRED  COMPREHENSIVE     TOTAL
                                                  DEVELOPMENT      COMPEN-      INCOME      STOCK HOLDERS'
                                                     STAGE         SATION       (LOSS)         EQUITY
                                                  -----------     --------  -------------   -------------
Net loss                                          $     (147)     $     --        $  --       $     (147)
Issuance of common stock for
  cash at $.005 per share                               --              --           --                5
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1989                            (147)           --           --             (142)

Net loss                                                (910)           --           --             (910)
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of offering
  costs of $5 at $.25 per share                         --              --           --               95
Issuance of Series B convertible
  preferred stock for $3,110 cash and
  conversion of $515 of convertible
  promissory notes, net of offering costs
  of $46 at $1.50 per share                             --              --           --            3,579
Issuance of warrants to purchase 30,100
  shares of Series B convertible preferred
  stock in connection with a note payable               --              --           --                8
Common stock issued in connection with
  services rendered                                     --              --           --             --
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1990                          (1,057)           --           --            2,630

Net loss                                              (2,369)           --           --           (2,369)
Common stock issued in connection with
  services rendered                                     --              --                          --
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1991                          (3,426)           --           --              261

Net loss                                              (6,267)           --           --           (6,267)
Issuance of Series C convertible preferred
  stock for cash, net of offering costs of
  $60 at $5.00 per share                                --              --           --           13,096
Issuance of Series C convertible preferred
  stock in exchange for services at $5.00
  per share                                             --              --           --               17
Issuance of Series C convertible preferred
  stock in exchange for stock purchase
  option at $5.00 per share                             --              --           --              100
Deferred compensation related to the
  issuance of certain stock options                     --          (2,842)          --             --
Amortization of deferred compensation                   --             152           --              152
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1992                          (9,693)       (2,690)          --            7,359

Net loss                                             (10,273)           --           --          (10,273)
Issuance of Series B convertible preferred
  stock in exchange for  noncash exercise
  of warrants                                           --              --           --              226
Conversion of convertible preferred stock
  into common stock at the close of the
  initial public offering                               --              --           --             --
Issuance of common stock for cash in
  initial public offering at $9.00 per share,
  net of offering costs and underwriters'
  discount of $2,193                                    --              --           --           20,307
Common stock issued in connection with
 stock options                                          --              --           --               18
Issuance and termination of certain
  stock options                                         --             (43)          --             --
Amortization of deferred compensation                   --             760           --              760
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1993                         (19,966)       (1,973)          --           18,397

                             See accompanying notes

                                            COCENSYS, INC.
                                   (A development stage company)

                          STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                        (In thousands, except share and per share amounts)

                                                          CONVERTIBLE
                                                        PREFERRED STOCK                  COMMON STOCK
                                                   -------------------------      -------------------------
                                                     SHARES         AMOUNT          SHARES          AMOUNT
                                                   ---------       ---------      ----------       --------
Net loss                                                  --           --               --             --
Unrealized loss on investments                            --           --               --             --
Comprehensive income                                      --           --               --             --
Purchase of common stock by Acea
  shareholders pursuant to merger
  agreement at $4.56 and $5.11 per share                  --           --            415,368          2,002
Acquisition of Acea in exchange for
  common stock at $3.00 per share                         --           --          3,784,332         11,353
Exchange of Acea options and warrants
  for equivalent options and warrants                     --           --               --              592
Purchase of common stock by corporate
  partner at $4.51 per share                              --           --            443,214          2,000
Common stock issued in connection with:
  Stock options                                           --           --             68,380             32
  Other employee programs                                 --           --             20,000             75
Issuance and termination of certain
  stock options                                           --           --               --              110
Amortization of deferred compensation                     --           --               --             --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1994                              --           --         13,834,391         56,500

Net loss                                                  --           --               --             --
Unrealized gain on investments                            --           --               --             --

Comprehensive income                                      --           --               --             --
Purchase of common stock by corporate
  partner at $3.48 per share                              --           --          1,434,978          5,000
Issuance of common stock and related
  warrants for cash at $3.25 per share,
  net of cost of $149                                     --           --          3,707,693         11,901
Purchase of common stock by corporate partner
  at $7.00 per share, net of costs of $14                 --           --            285,970          1,986
Common stock issued in connection with:
  Stock options                                           --           --             88,579            109
  Employee Stock Purchase Plan                            --           --             39,730            152
  Other employee programs                                 --           --              4,000             29
Issuance and termination of certain
  stock options                                           --           --               --              619
Amortization of deferred compensation                     --           --               --             --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1995                              --           --         19,395,341         76,296

Net loss                                                  --           --               --             --
Unrealized gain on investments                            --           --               --             --

Comprehensive income                                      --           --               --             --
Issuance of common stock for cash at
  $6.50 per share, net of costs of $1,162                 --           --          2,430,000         14,633

Issuance of Series B convertible preferred
  stock for cash to corporate partner                  100,000        7,000             --             --
Common stock issued in connection with:
  Stock options                                           --           --            138,762            194
  Employee Stock Purchase Plan                            --           --            112,743            446
  Other employee programs                                 --           --              6,500             54
Issuance and termination of certain stock
  options                                                 --           --               --            2,363
Amortization of deferred compensation                     --           --               --             --
                                                   ---------       ---------      ----------       --------
BALANCE AT DECEMBER 31, 1996                           100,000        7,000       22,083,346         93,986

                                                   DEFICIT                    ACCUMULATED
                                                  ACCUMULATED                   OTHER
                                                  DURING THE      DEFERRED  COMPREHENSIVE     TOTAL
                                                  DEVELOPMENT      COMPEN-      INCOME      STOCK HOLDERS'
                                                     STAGE         SATION       (LOSS)         EQUITY
                                                  -----------     --------  -------------   -------------
Net loss                                              (26,586)          --            --         (26,586)
Unrealized loss on investments                           --             --           (25)            (25)
                                                                                           -------------
Comprehensive income                                     --             --            --         (26,611)
Purchase of common stock by Acea
  shareholders pursuant to merger
  agreement at $4.56 and $5.11 per share                 --             --            --           2,002
Acquisition of Acea in exchange for
  common stock at $3.00 per share                        --             --            --          11,353
Exchange of Acea options and warrants
  for equivalent options and warrants                    --             --            --             592
Purchase of common stock by corporate
  partner at $4.51 per share                             --             --            --           2,000
Common stock issued in connection with:
  Stock options                                          --             --            --              32
  Other employee programs                                --             --            --              75
Issuance and termination of certain
  stock options                                          --             (110)         --            --
Amortization of deferred compensation                    --              707          --             707
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1994                          (46,552)        (1,376)          (25)        8,547

Net loss                                              (18,122)          --            --         (18,122)
Unrealized gain on investments                           --             --               3             3
                                                                                            -------------
Comprehensive income                                     --             --            --         (18,119)
Purchase of common stock by corporate
  partner at $3.48 per share                             --             --            --           5,000
Issuance of common stock and related
  warrants for cash at $3.25 per share,
  net of cost of $149                                    --             --            --          11,901
Purchase of common stock by corporate partner
  at $7.00 per share, net of costs of $14                --             --            --           1,986
Common stock issued in connection with:
  Stock options                                          --             --            --             109
  Employee Stock Purchase Plan                           --             --            --             152
  Other employee programs                                --             --            --              29
Issuance and termination of certain
  stock options                                          --             (619)         --            --
Amortization of deferred compensation                    --            1,039          --           1,039
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1995                          (64,674)          (956)          (22)       10,644

Net loss                                              (18,488)          --            --         (18,488)
Unrealized gain on investments                           --             --              50            50
                                                                                            -------------
Comprehensive income                                     --             --            --         (18,438)
Issuance of common stock for cash at
  $6.50 per share, net of costs of $1,162                --             --            --          14,633
Issuance of Series B convertible preferred
  stock for cash to corporate partner                    --             --            --           7,000
Common stock issued in connection with:
  Stock options                                          --             --            --             194
  Employee Stock Purchase Plan                           --             --            --             446
  Other employee programs                                --             --            --              54
Issuance and termination of certain stock
  options                                                --             (629)         --           1,734
Amortization of deferred compensation                    --              680          --             680
                                                  -----------     --------  -------------   -------------
BALANCE AT DECEMBER 31, 1996                          (83,162)          (905)           28        16,947


                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               (In thousands, except share and per share amounts)

                                                          CONVERTIBLE
                                                        PREFERRED STOCK                  COMMON STOCK
                                                   -------------------------      -------------------------
                                                     SHARES         AMOUNT          SHARES          AMOUNT
                                                   ---------       ---------      ----------       --------

Net loss                                                 --             --              --             --
Unrealized loss on investments                           --             --              --             --

Comprehensive income                                     --             --              --             --
Issuance of Series C convertible preferred
  stock for cash to corporate partner                 100,000          5,000            --             --
Issuance of Series D convertible preferred
  stock for cash to corporate partner                  14,286          1,000            --             --
Issuance of common stock for cash at
  $6.16 per share to corporate partner                   --             --           324,465          2,000
Common stock issued in connection with:
  Services rendered                                      --             --            23,322              8
  Stock options                                          --             --           335,473            202
  Employee Stock Purchase Plan                           --             --            90,900            251
Issuance and termination of certain stock
  options                                                --             --              --              783
Amortization of deferred compensation                    --             --              --             --
                                                   ----------      ---------      ----------      ---------
BALANCE AT DECEMBER 31, 1997                          214,286         13,000      22,857,506         97,230

Net loss                                                 --             --              --             --
Unrealized gain on investments                           --             --              --             --

Comprehensive income                                     --             --              --             --
Conversion of Series B convertible preferred
 into common stock by corporate partner              (100,000)        (7,000)      1,600,000          7,000
Issuance of Series D convertible preferred
  stock for cash to corporate partner                  85,714          3,429            --             --
Issuance of Series E convertible preferred
  stock, related warrants and beneficial
  conversion feature for cash, less offering costs      8,000          6,611            --            1,280
Conversion of Series E convertible preferred
  into common stock by investors                       (1,555)        (1,596)      2,563,060          1,596
Dividends accrued on preferred stock                     --            1,942            --             --
Common stock issued in connection with:
  Services rendered                                      --             --            27,333            126
  Stock options                                          --             --           195,352             48
  Employee Stock Purchase Plan                           --             --           136,436            135
  Other employee programs                                --             --             2,500             10
Issuance and termination of certain stock
  options                                                --             --              --              (44)
Amortization of deferred compensation                    --             --              --             --
                                                   ----------      ---------      ----------      ---------
BALANCE AT DECEMBER 31, 1998                          206,445      $  16,386      27,382,187      $ 107,381
                                                   ----------      ---------      ----------      ---------
                                                   ----------      ---------      ----------      ---------
                                                    DEFICIT                  ACCUMULATED
                                                  ACCUMULATED                   OTHER
                                                  DURING THE      DEFERRED  COMPREHENSIVE       TOTAL
                                                  DEVELOPMENT      COMPEN-      INCOME      STOCK HOLDERS'
                                                     STAGE         SATION       (LOSS)         EQUITY
                                                  -----------     --------  -------------   -------------
Net loss                                              (15,821)         --           --              (15,821)
Unrealized loss on investments                           --            --            (14)             (14)

                                                                                              ----------
Comprehensive income                                     --            --           --            (15,835)
Issuance of Series C convertible preferred
  stock for cash to corporate partner                    --            --           --              5,000
Issuance of Series D convertible preferred
  stock for cash to corporate partner                    --            --           --              1,000
Issuance of common stock for cash at
  $6.16 per share to corporate partner                   --            --           --              2,000
Common stock issued in connection with:
  Services rendered                                      --            --           --                  8
  Stock options                                          --            --           --                202
  Employee Stock Purchase Plan                           --            --           --                251
Issuance and termination of certain stock
  options                                                --             206         --                989
Amortization of deferred compensation                    --             269         --                269
                                                      -------     ---------     --------       ----------
BALANCE AT DECEMBER 31, 1997                          (98,983)         (430)          14           10,831

Net loss                                              (17,168)         --           --            (17,168)
Unrealized gain on investments                           --            --             14               14

                                                                                               ----------
Comprehensive income                                     --            --           --            (17,154)
Conversion of Series B convertible preferred
 into common stock by corporate partner                  --            --           --               --
Issuance of Series D convertible preferred
  stock for cash to corporate partner                    --            --           --              3,429
Issuance of Series E convertible preferred
  stock, related warrants and beneficial
  conversion feature for cash, less offering costs       --            --           --              7,891
Conversion of Series E convertible preferred
  into common stock by investors                         --            --           --               --
Dividends accrued on preferred stock                     --            --           --              1,942
Common stock issued in connection with:
  Services rendered                                      --            --           --                126
  Stock options                                          --            --           --                 48
  Employee Stock Purchase Plan                           --            --           --                135
  Other employee programs                                --            --           --                 10
Issuance and termination of certain stock
  options                                                --             148         --                104
Amortization of deferred compensation                    --             144         --                144
                                                   ----------     ---------     --------       ----------
BALANCE AT DECEMBER 31, 1998                       $ (116,151)    $    (138)          28       $    7,506
                                                   ----------     ---------     --------       ----------
                                                   ----------     ---------     --------       ----------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                                                              (FEBRUARY 15,
                                                                            YEAR ENDED DECEMBER 31,              1989) TO
                                                                      -----------------------------------      DECEMBER 31,
                                                                         1998        1997         1996             1998
                                                                      ---------   ---------    ----------      ------------
OPERATING ACTIVITIES
Net loss                                                              $ (15,226)  $ (15,821)   $ (18,488)       $(114,209)
Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                                             907         936        2,072            7,732
  Amortization of deferred compensation                                     144         269          680            3,751
  Issuance of stock, stock options and warrants for services                240         419        1,788            2,576
  Loss on sale of fixed assets                                             --            74         --                100
  Gain on disposition of sales force                                     (1,000)     (4,728)        --             (5,728)
  Acquired research and development                                        --          --           --             12,279
  Decrease (increase) in other current assets                               191          72         (101)            (365)
  Decrease (increase) in receivables from partners                          386         245         (659)             (28)
  Increase (decrease) in amounts due to partners                            575         301       (2,698)           1,322
  Increase in deferred revenue                                            2,955        --           --              2,955
  Increase (decrease) in accounts payable
        and other accrued liabilities                                    (1,784)       (991)         685              982
                                                                      ---------   ---------    ----------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                   (12,612)    (19,224)     (16,721)         (88,633)
                                                                      ---------   ---------    ----------       ---------

INVESTING ACTIVITIES
Decrease (increase) in investments                                         (409)      7,386      (10,343)          (9,945)
Purchases of property and equipment                                        (566)     (1,475)        (812)          (7,666)
Decrease (increase) in other assets and
      notes receivable from officers                                        118      (1,083)         199           (1,273)
Cash received on sale of fixed assets                                        16           1         --                 36
Cash received on disposition of sales force                               1,000       8,000         --              9,000
Increase in deferred costs                                                 --          --           --             (2,475)
Acquisition of Acea, net of cash acquired                                  --          --           --                (62)
                                                                      ---------   ---------    ----------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         159      12,829      (10,956)         (12,385)
                                                                      ---------   ---------    ----------       ---------


FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                             183       2,460       15,273           61,428
Net cash proceeds from issuance of preferred stock                       11,320       6,000        7,000           40,701
Proceeds from sales/leaseback of fixed assets and notes payable             281       1,002          649            5,516
Payments on capital lease obligations and notes payable                    (519)       (707)      (1,090)          (4,405)
                                                                      ---------   ---------    ----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                11,265       8,755       21,832          103,240
                                                                      ---------   ---------    ----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,188)      2,360       (5,845)           2,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,410       1,050        6,895             --
                                                                      ---------   ---------    ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   2,222   $   3,410    $   1,050        $   2,222
                                                                      ---------   ---------    ----------       ---------
                                                                      ---------   ---------    ----------       ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                              $      81   $      66    $     139        $     901
                                                                      ---------   ---------    ----------       ---------
                                                                      ---------   ---------    ----------       ---------

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

CoCensys, Inc. ("CoCensys" or the "Company") was incorporated in 1989 for the purpose of discovering, developing and commercializing novel products to treat disorders of the brain. Since inception, the Company has devoted substantially all of its resources to the discovery and development of such products. The Company has not generated any revenues from the development of its own products and has sustained continuing operating losses from its development activities. Such losses could continue for several years. The Company plans to finance its future development activities through a combination of sales of equity securities, payments from corporate development partners and revenues from performing product development services. There can be no assurance that the Company will be successful in these areas.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the determination of co-promotion and co-development revenues and the valuation allowance for deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial investments that subject the Company to concentration of credit risk consist principally of cash, cash equivalents and investments, of which $12,095,000 is not federally insured as of December 31, 1998.


CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments consist of debt securities classified as "available for sale" and have maturities greater than three months and less than twelve months from the date of acquisition. Investments classified as "available for sale" are reported at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss) in the statement of stockholders' equity.

The Company invests primarily in U.S. government securities and corporate obligations. The following table summarized unrealized gains and losses on the Company's investments:

                                                   Gross            Gross
                                                unrealized       unrealized        Fair
                                  Cost             loss             gain           value
                              ------------      ----------       ----------    -------------
As of December 31, 1998       $ 11,342,471      $  (15,045)       $  43,433    $  11,507,135
As of December 31, 1997       $ 11,694,727      $   (3,401)       $  18,150    $  11,855,580

Realized gains and losses were not significant for the years ended December 31, 1998, 1997 and 1996.

In October 1998, the Company established an escrow account to hold funds that are committed to satisfy an obligation related to the purchase of certain drug marketing rights and new drug approvals (NDAs) in connection with the disposition of its sales and marketing division in October 1998. The escrow account held $552,400 and $1,005,900 at December 31, 1998 and 1997, respectively. Under the terms of the escrow agreement, $500,000 will be paid in October 1999 to satisfy the remaining obligation and all excess funds will be released to the Company.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following at December 31, (in thousands):

                                                1998              1997
                                               -------           -------
Laboratory equipment                           $ 2,271           $ 2,218
Computer equipment and software                  1,483             1,107
Office equipment                                   924               930
Leasehold improvements                           2,207             2,105
                                               -------           -------
                                                 6,884             6,360
Less accumulated depreciation                   (4,418)           (3,537)
                                               -------           -------
Net property and equipment                     $ 2,466           $ 2,823
                                               -------           -------
                                               -------           -------

The value of leased assets (treated as capital leases) at December 31, 1998 and 1997 were $1,082,000 and $1,007,000 respectively, net of accumulated amortization of $204,000 and $130,000 respectively.

Depreciation of property and equipment, including assets under capital lease obligations, has been provided using the straight-line method over the estimated useful lives of the assets which range from three to five years, except for leasehold improvements which are amortized over the lease term.

REVENUE AND EXPENSE RECOGNITION

See Notes 4, 5, 6, 7, 8 and 9 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners.

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

LOSS PER SHARE

In 1998, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. All per share amounts for all prior periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year data to conform to the 1998 presentation.

2.   PRIVATE PLACEMENT OF PREFERRED STOCK

In June 1998, the Company raised $8.0 million through the private placement of Series E Convertible Preferred Stock (the "Series E Preferred"). The Series E Preferred is convertible into common stock on June 8, 2001, or earlier at the holder's option at a price which is discounted from the fair market value of the Company's common stock at the time of conversion, subject to a maximum price of $3.93 per share. The terms of the private placement included the issuance of warrants to purchase 350,000 shares of common stock at $4.50 per share issued in June 1998 and 100,000 shares at $0.63 per share in November 1998.

The Series E Preferred carries an annual dividend of 7.5 percent of the face value of the outstanding shares, subject to reductions in the dividend rate if the market price of Company's common stock increases to certain levels. Dividends are payable quarterly in cash or, at the election of the Company, by adding the amount of the dividend to the conversion value of the Series E Preferred. Additionally, $390,000 of the $8.0 million in proceeds was allocated to the warrants and $890,000 was allocated to a beneficial conversion feature that allows investors to convert at 90% of the market price of the common stock starting 122 days after issuance. These two allocated amounts have been credited to additional paid in capital and will be treated as issuance discounts. Accordingly, the $890,000 was amortized over the first 122 days and the $390,000 will be amortized over three years, in the form of additional noncash preferred dividends.

During fiscal 1998, the holders of the Series E Preferred converted approximately $1.6 million, including accrued dividends, into approximately
2.6 million shares of common stock. Through March 24 of fiscal 1999, the holders of the Series E Preferred converted approximately $1.5 million, including accrued dividends, into approximately 6.6 million shares of common stock. The impact of the conversion on loss per share would be anti-dilutive.

3. CYTOVIA LICENSING AGREEMENT

     In January 1998, the Company licensed certain non-core technology to Cytovia, Inc., a new company that focuses on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange, CoCensys received shares of common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. As of December 31, 1998, CoCensys' interest in Cytovia was less than twenty percent and is accounted for on a cost basis.

4.   DISPOSITION OF SALES AND MARKETING FORCE

On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing force (the "Force") to Watson Laboratories, Inc. ("Watson"), a wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement, Watson assumed the Force's co-promotion agreements, acquired certain of its operating assets and the right to hire approximately 70 employees of the Force. As consideration for these assets, the Company received $8.0 million from Watson in October 1998 with up to $1.0 million more due to the Company if Watson retained, as of specified future dates, certain percentages of the employees from the Force. Pursuant to this contingency arrangement, Watson paid CoCensys $750,000 in April 1998 and $250,000 in October 1998.

In order to satisfy certain provisions of the Agreement, the Company entered into, and transferred to Watson, agreements with two pharmaceutical companies for marketing rights and NDAs for two drugs with an aggregate cost of $2.0 million. Of this total, the Company paid $1.0 million in October 1997. Additionally, $1.0 million of the $8.0 million of proceeds from the sale of the Force was placed into an escrow account to satisfy the future obligations related to these acquisitions. In October 1998, the Company made the first $500,000 payment against this obligation and will make the final $500,000 payment in October 1999.

5.   DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST LABORATORIES

In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with the Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst paid CoCensys a non-refundable $5.0 million licensing fee and AHP paid $5.0 million to purchase 100,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $750,000 per quarter for up to three years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse it for a portion of the back-up funding. As of December 31, 1998, the Company had $2.6 million recorded as deferred revenue related to the Wyeth-Ayerst back-up program; this deferred amount will be recognized as revenue when Co 2-6749 or a back-up compound meets applicable criteria for acceptance by Wyeth-Ayerst.

Wyeth-Ayerst is responsible for the costs associated with developing Co 2-6749. Wyeth-Ayerst and the Company will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty obligations to CoCensys. The preferred stock is convertible into common stock after May 12, 1999, at the election of Wyeth-Ayerst, at a conversion price based on the market price of the common stock at that time (subject to certain minimum and maximum limits).

6.   MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

In October 1995, the Company entered into a collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consists of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement"), for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex(R), until June 1997 when Parke-Davis terminated the co-promotion agreement. In October 1997, the 1995 Warner Collaboration Agreement was amended, restated and extended until October 1999 (the "1997 Amended Warner Collaboration Agreement").

Under the 1997 Amended Warner Collaboration Agreement, both companies share technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Warner-Lambert is obligated to pay its specified portion of the development costs and to make certain milestone payments, upon achievement of certain clinical development and regulatory milestones, for each development compound. Payments received under both the 1995 Warner Collaboration Agreement 1997 Amended Warner Collaboration Agreement are recognized as co-development revenues and payments made are recognized as expenses.

Pursuant to the 1995 Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Pursuant to the 1997 Amended Warner Collaboration Agreement extension of the Warner Collaboration Agreement, Warner-Lambert purchased 14,286 shares of the Company's Series C Convertible Preferred Stock for $1.0 million in October 1997 and an additional 85,714 shares of the same series of convertible preferred stock for $6.0 million in January 1998.

As part of the extension of the Warner Collaboration Agreement in October 1997, the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA modulator technologies. In January 1998, the parties agreed to return the focus of their collaboration agreement solely to SSNRAs. Each party retained all rights to its respective AMPA modulator technology. In addition, as part of removal of the AMPA modulator technology from the Warner Collaboration Agreement, the Company is obligated to pay to Warner-Lambert $1 million on December 31, 1999. The due date for this amount, which originally was January 1999, has been extended to December 31, 1999 and is payable in common stock (based on the then current stock price) or cash at the election of Warner-Lambert and is secured by the Company's assets.

7.   DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

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

In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will seek a new partner for the program in the future.

8.   PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its Sales Division, promoted Somerset's drug Eldepryl(R) to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing division, and all related co-promotion agreements, to Watson.

9.   MARKETING AND DEVELOPMENT COLLABORATION WITH NOVARTIS PHARMA, A.G.

In May 1994, the Company entered into a marketing and development collaboration with Novartis Pharma, A.G. (formerly Ciba-Geigy Limited) ("Novartis") for the co-promotion by the Company of certain Novartis products and the development and commercialization of ACEA 1021, a compound being developed by the Company. This collaboration consisted of the Novartis Promotion Agreement and the Novartis Research and Development Agreement.

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

In connection with the Novartis Research and Development Agreement, Novartis purchased $7.0 million of CoCensys common stock and agreed to make certain nonrefundable milestone payments in connection with specified events in the course of the development of ACEA 1021. In April 1999, Novartis advised the Company that it would not continue the development of ACEA 1021, and the agreement terminated effective October 1999. The Company is seeking a new partner to develop ACEA 1021. There can be no assurance that the Company will be able to secure another partner to continue the development of this compound.

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office and research facilities and certain equipment under operating leases and capital leases with varying terms extending through July 2002. Annual future minimum payments under operating and capital leases as of December 31, 1998, are as follows (in thousands):

                                                            OPERATING          CAPITAL
                                                              LEASES            LEASES
                                                            ----------        ----------
Year ending December 31,
   1999                                                     $      890        $      372
   2000                                                            886               320
   2001                                                            879                72
   2002                                                            548                 -
                                                            ----------        ----------

Total minimum payments                                      $    3,203               764
                                                            ----------
                                                            ----------
Less amount representing interest                                                    (82)
                                                                              ----------
Present value of future minimum payments                                             682
Current portion                                                                     (316)
                                                                              ----------
Long-term portion                                                             $      366
                                                                              ----------
                                                                              ----------

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,006,000, $1,040,000, and $1,082,000, respectively.

CONTINGENT BONUSES

In December 1998, the Board of Directors approved a broad-based 1999 employee bonus program whereby an aggregate of approximately $390,000 may be paid to employees contingent upon the occurrence of certain events.

11.  COMMON STOCK

The Company has reserved 12.8 million shares of common stock for issuance upon exercise of options and warrants, for issuance under the 1995 Employee Stock Purchase Plan and for conversion of all preferred stock except the Series E Preferred. The Series E Preferred is convertible at a rate based on the market price of the common stock and is not subject to a minimum conversion price. Based on the December 31, 1998 closing price for the Company's common of $0.3125 per share, the Series E Preferred outstanding at year end, including accrued dividends, was convertible into 23.9 million shares of common stock.

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

12.  STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, for certain options the Company recognizes as deferred compensation expense the excess of fair market value of the common stock at the date of grant over the aggregate exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the years ended December 31, 1998, 1997 and 1996, the Company recorded deferred compensation of $223,000, $579,000 and $629,000, respectively, in connection with the issuance and termination of certain stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Company's grants since 1995 under the stock-based compensation plans been determined based on SFAS No. 123, the Company's pro forma net income, and pro forma diluted earnings per share for the years ending December 31, would be as follows (in thousands except per share data):

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                     1998            1997           1996
                                                                  ---------       ---------      ---------
        Net loss                                                  $ (19,516)      $ (17,974)     $ (19,745)
                                                                  ---------       ---------      ---------
                                                                  ---------       ---------      ---------
        Net loss per share                                        $  ($0.80)      $  ($0.80)     $   (0.91)
                                                                  ---------       ---------      ---------
                                                                  ---------       ---------      ---------

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                            YEARS ENDED DECEMBER 31,
                                                                      1998           1997            1996
                                                                  ---------       ----------     ----------
        Expected dividend yield                                         0.0%            0.0%           0.0%
        Expected stock price volatility                                85.0%           72.1%          44.2%
        Risk-free interest rate                                         4.8%            6.1%           6.2%
        Expected option term                                       4.5 years       4.6 years      5.0 years

A summary of the Company's stock option activity, including those issued outside of plans, and related information is as follows (in thousands, except per share amounts):

                                                                                           WEIGHTED-
                                  AVAILABLE      SHARES          OPTION       AGGREGATE     AVERAGE
                                     FOR          OUT-            PRICE        EXERCISE     EXERCISE
                                    GRANT       STANDING        PER SHARE       PRICE        PRICE
                                  ----------    --------      -------------   ---------    ---------
BALANCE, DECEMBER 31, 1995            699         2,409       $0.05 - $8.13     $7,195      $2.99
         Authorized                 3,800             -             -                -          -
         Granted                     (963)          963       $3.25 - $9.13      5,719       5.94
         Exercised                      -          (139)      $0.20 - $5.21       (193)      1.39
         Canceled and forfeited       184          (184)      $0.50 - $8.38       (943)      5.12
                                   ------        ------                        -------
BALANCE, DECEMBER 31, 1996          3,720         3,049       $0.05 - $9.13     11,778       3.86
         Granted                   (1,703)        1,703       $3.00 - $7.13      8,698       5.11
         Exercised                  -              (315)      $0.05 - $5.21       (199)      0.63
         Canceled and forfeited       209          (209)      $2.50 - $8.38     (1,114)      5.37
                                   ------        ------                        -------
BALANCE, DECEMBER 31, 1997          2,226         4,228       $0.05 - $9.13     19,163       4.53
         Authorized                 2,000             -             -                -          -
         Retired                     (652)            -             -                -          -
         Granted                   (1,961)        1,961       $0.25 - $3.88      3,107       1.58
         Exercised                      -          (164)      $0.13 - $3.29        (49)      0.30
         Canceled and forfeited     1,164        (1,164)      $1.53 - $9.13     (5,199)      4.48
                                   ------        ------                        -------
BALANCE, DECEMBER 31, 1998          2,777         4,861       $0.05 - $9.13    $17,022      $3.50
                                   ------        ------                        -------
                                   ------        ------                        -------

The weighted-average fair value of options granted was $1.59, $3.06 and $3.25 during 1998, 1997 and 1996, respectively. The weighted-average remaining contract life was 6.4 years, 7.3 years and 6.8 years for 1998, 1997 and 1996, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:

         RANGE                                                     WEIGHTED                           WEIGHTED
          OF                  NUMBER             REMAINING         AVERAGE          NUMBER             AVERAGE
       EXERCISE             OUTSTANDING         CONTRACTUAL        EXERCISE       EXERCISABLE         EXERCISE
         PRICES           (IN THOUSANDS)           LIFE             PRICE        (IN THOUSANDS)         PRICE
   --------------         --------------        -----------        --------      --------------       --------
   $ 0.05 to 1.50              2,029                7.2            $  0.87             838             $ 0.57
     2.03 to 3.00                163                5.7               2.60             133               2.60
     3.07 to 4.50                873                7.5               3.52             446               3.49
     4.63 to 9.13              1,801                5.6               6.53           1,397               6.56


Options to purchase approximately 2.8 million, 1.9 million and 1.5 million shares of common stock were exercisable as of December 31, 1998, 1997 and 1996, respectively.

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

1995 EMPLOYEE STOCK PURCHASE PLAN

In March 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved 350,000 shares of common stock for issuance thereunder. In June 1997, the Company reserved an additional 200,000 shares for issuance under the plan, which was approved by shareholders in June 1998. Pursuant to the provision of the plan, employees purchased 136,436, 90,900 and 112,743 shares of common stock in 1998, 1997 and 1996, respectively, at $0.24 to $7.12 per share.

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

1998 NON-OFFICER EQUITY INCENTIVE PLAN

In September 1998, the Company adopted the 1998 Non-Officer Equity Incentive Plan to provide for the issuance of stock options, restricted stock and stock bonuses to employees or consultants, at the discretion of the Board of Directors. Officers of the Company are not eligible to receive any benefits under this plan. The plan permits the Company to grant nonqualified stock options with an exercise price of not less than 85% of the fair value at the grant date. Options granted will generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting will begin on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting will be subject to continued employment with the Company. The options will expire ten years from the date of grant or 90 days from termination, if sooner. The Company has reserved 2.0 million shares of common stock for issuance under this plan.

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

In connection with the June 1994 purchase of Acea Pharmaceuticals, Inc., the Company issued warrants to purchase 31,982 shares of common stock at $0.04 per share. The warrants were exercised on October 2, 1998.

In July 1992, the Company issued a warrant to purchase 42,000 shares of common stock at $5.00 per share in connection with a capital lease agreement. The warrant expires in July 2002.

As part of a private offering in June 1995 that included the sale of 3.7 million shares of common stock, the Company issued 1.5 million warrants. Each warrant entitles the holder to purchase one share of common stock at a pre-determined price ranging from $3.90 per share to $4.40 per share during the five-year exercise period. As of December 31, 1998, approximately 1.4 million of these warrants were outstanding.

As discussed above in Note 2, as part of a private offering in June 1998 that included the sale of $8.0 million of convertible preferred stock, the Company issued warrants in June 1998 to purchase 350,000 shares of common stock at $4.50 per share and in November 1998 issued warrants to purchase100,000 shares at $0.63 per share.

13.  DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                1998                1997
                                                                             ---------           ---------
        DEFERRED TAX LIABILITIES
          Book/tax depreciation difference                                   $    (117)          $     (161)
                                                                             ---------           ----------
              Total deferred tax liabilities                                      (117)                (161)
        DEFERRED TAX ASSETS
          Net operating loss carryovers                                         32,797               27,860
          Research and development credit carryovers                             5,704                4,822
          Capitalized state research and development costs                       6,301                5,376
          Other                                                                     92                  152
                                                                             ---------           ----------
            Total deferred tax assets                                           44,894               38,210
        Valuation allowance for deferred tax assets                            (44,777)             (38,049)
                                                                             ---------           ----------
        Net deferred tax assets                                                    117                  161
                                                                             ---------           ----------
        Net deferred taxes                                                   $       -           $        -
                                                                             ---------           ----------
                                                                             ---------           ----------

At December 31, 1998, the Company had operating loss carryovers of approximately $96 million for federal income tax purposes. The federal loss carryovers begin to expire in 2004. For federal and California income tax purposes, the Company also had unused research and development credits of approximately $4.0 million and $1.7 million respectively, which expire beginning in 2004. The difference between the financial reporting and tax loss carryforwards for California purposes is attributable to the capitalization of research and development expenses and the 50% limitation on loss carryforwards for California tax purposes.

The Tax Reform Act of 1986 includes provisions which significantly limit potential use of net operating losses and tax credit carryovers in situations where there is a change in ownership, as defined in Internal Revenue Code
Section 382, of more than 50% during a three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryovers may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. California has enacted similar legislation. The Company has had stock issuances and an ownership change occurred as a result of the Acea acquisition in June 1994. The annual limitation is approximately $2.4 million on accumulated net operating losses of approximately $24.6 million.

14.  EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Service. During 1996, the Company began matching 50% of a participant's contribution up to a maximum participant contribution of 4% of eligible compensation. In connection with this matching contribution, the Company recognized expense of $63,000, $176,000 and $51,000 in 1998, 1997 and 1996,
respectively.

15.  BUSINESS SEGMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the following disclosure of segment information.

Historically, the Company has operated in two business segments, drug promotion and drug development. Promotion revenues arise from contractual agreements under which the Company promotes other pharmaceutical companies' products in return for commissions. Development revenues arise from contractual agreements with large pharmaceuticals companies pursuant to which the Company licenses various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing division to Watson and ceased all drug promotion activities. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that interest income and certain expenses are not allocated to the segments. Assets allocated to the segments include only other current and noncurrent assets and net property and equipment.

Selected financial information for the Company's business segments as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                         1998             1997              1996
                                    -------------     -------------    -------------
Revenues from external partners
    Drug promotion segment          $         540     $       3,264    $       9,085
    Drug development segment                2,046             8,650            6,073
                                    -------------     -------------    -------------
                                    $       2,586     $      11,914    $      15,158
                                    -------------     -------------    -------------
                                    -------------     -------------    -------------
Operating income
    Drug promotion segment          $         540     $      (4,408)   $      (3,140)
    Drug development segment              (17,593)          (16,961)         (16,513)
                                    -------------     -------------    -------------
                                    $     (17,053)    $     (21,369)   $     (19,653)
                                    -------------     -------------    -------------
                                    -------------     -------------    -------------
Assets
    Drug promotion segment          $           -     $           -    $         605
    Drug development segment                2,819             3,364            2,663
                                    -------------     -------------    -------------
                                    $       2,819     $       3,364    $       3,268
                                    -------------     -------------    -------------
                                    -------------     -------------    -------------
Depreciation and amortization
    Dug promotion segment           $           -     $          29    $         738
    Drug development segment                  907               907            1,334
                                    -------------     -------------    -------------
                                    $         907     $         936    $       2,072
                                    -------------     -------------    -------------
                                    -------------     -------------    -------------
Expenditures for long-lived assets
    Drug promotion segment          $           -     $         121    $          80
    Drug development segment                  566             1,354              732
                                    -------------     -------------    -------------
                                    $         566     $       1,475    $         812
                                    -------------     -------------    -------------
                                    -------------     -------------    -------------

In fiscal 1998, three partners represented 96 percent of revenues. In fiscal 1997, three partners represented 88 percent of revenues. In fiscal 1996, four partners represented 100 percent of revenue.