Form 10-K/A
period 1998-12-31
COCENSYS INC
filed 1999-04-26
CIK 895034

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

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
                           COMMISSION FILE NUMBER 0-20954

                                 COCENSYS, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                  33-0538836
              (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)      IDENTIFICATION)

             201 TECHNOLOGY DRIVE, IRVINE, CA            92618
            (ADDRESS OF PRINCIPAL EXECUTIVE            (ZIP CODE)
                  OFFICE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.  /   /

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 31, 1999, was $8,019,656.

     The number of shares of Common Stock outstanding as of March 31, 1999, was 4,258,543 (as restated taking into account a one share for eight shares reverse stock split implemented by registrant effective April 15, 1999).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding directors and executive officers of the Company.

NAME                               POSITION WITH THE COMPANY
----                               -------------------------
F. Richard Nichol, Ph.D.           Chairman of the Board, President and Chief
                                   Executive Officer

Joann L. Data, M.D., Ph.D.         Executive Vice President, Product Development
                                   and Regulatory Affairs

Robert R. Holmen                   Vice President, General Counsel and
                                   Secretary; acting Chief Financial Officer

Nancy C. Lan, Ph.D.                Vice President, Scientific Affairs and
                                   Intellectual Property

Kelvin W. Gee, Ph.D.               Chief Scientific Officer and Director

James C. Blair, Ph.D.              Director (1) (3)

Alan C. Mendelson                  Director (2) (3)

Timothy J. Rink, M.D., Sc.D.       Director (1)

Robert L. Roe, M.D.                Director (2)

Lowell E. Sears                    Director (1) (2) (3)

Eckard Weber, M.D.                 Director

---------------------------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of the Nominating Committee

The Board of Directors is divided into three classes, each having a three year term. Drs. Blair and Weber and Mr. Mendelson are Class I directors, whose terms expire in 1999; Drs. Nichol and Rink are Class II directors, whose terms expire in 2000; and Drs. Roe and Gee and Mr. Sears are Class III directors, whose terms expire in 2001.

Dr. Nichol, 57, joined the Company as its President, Chief Executive Officer and a director in January 1997, and was named Chairman of the Board in November 1998. From October 1995 until joining CoCensys, Dr. Nichol was a consultant providing clinical research and clinical data management expertise to biopharmaceutical and pharmaceutical organizations through his firm, Nichol Clinical Technologies Corporation. From 1975 until October 1995, he was co-founder, President, Chief Executive Officer and a director (including serving as Chairman of the Board from 1983 to 1990) of IBRD, Inc., which has since become IBRD - Rostrum Global, Inc., a contract clinical research organization. Dr. Nichol served as a Senior Research Scientist specializing in virology at the Upjohn Company from 1967 until 1975. Dr. Nichol is a director of Cytovia, Inc., and of G Recordings. He earned his B.S. in Science, his M.S. in Microbiology/Biophysics and his Ph.D. in Microbiology from Pennsylvania State University.

Dr. Data, 54, has been the Company's Executive Vice President, Product Development and Regulatory Affairs, since January 1998. Dr. Data joined the Company in September 1996 as Senior Vice President, Regulatory Affairs, and was promoted to Senior Vice President, Clinical Development and Regulatory Affairs, in March 1997. From 1990 until 1996, Dr. Data held several positions at The Upjohn Company, a pharmaceutical company, the most recent of which was Corporate Vice President for Worldwide Pharmaceutical Regulatory Affairs and Project Management. Previously, she held a number of positions at Hoffmann-LaRoche, including Vice President of Clinical Research and Development, from 1985 to 1990. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

Mr. Holmen, 35, is the Company's Vice President, General Counsel and Secretary and is currently serving as acting Chief Financial Officer. He joined the Company as General Counsel in November 1997, was named Secretary of the Company in December 1997 and was promoted to Vice President and General Counsel in October 1998. From March 1994 to October 1997, he served as Corporate Counsel of National Education Corporation, a publicly traded company based in Irvine, California. Prior to that, Mr. Holmen was an associate at the law firms of Morrison & Foerster and Latham & Watkins. He received his B.S. in electrical engineering from Stanford University and his J.D. from Boalt Hall School of Law at the University of California, Berkeley.

Dr. Lan, 52, co-founded the Company in February 1989 and has served as its Vice President, Scientific Affairs and Intellectual Property since August 1996. She also served as Director of Research and Development from August through October 1992 and Executive Director of Research and Development from October 1992 to January 1993 when she was named as Vice President, Research and Drug Discovery. From 1987 to August 1992, she was a Research Associate Professor of Molecular Pharmacology and Toxicology at the University of Southern California School of Pharmacy. From July 1989 to August 1992, she was the Principal Investigator for research sponsored by the Company at the University of Southern California.

Dr. Gee, 46, co-founded CoCensys in February 1989 and has been a director since that time. He also served as Chairman of the Board of the Company from inception until October 1991. He has served as the Company's Chief Scientific Officer on a consulting basis since October 1991. Since July 1996, Dr. Gee has been a Professor of Pharmacology at the University of California, Irvine, College of Medicine. Currently, Dr. Gee also is President and Chief Executive Officer of Zygelan, Inc. From January 1992 to July 1996, Dr. Gee was an Associate Professor of Pharmacology at the same institution. From July 1985 to January 1992, Dr. Gee was an Assistant and then Associate Professor of Pharmacology at the University of Southern California. Dr. Gee received his Ph.D. in Pharmacology and Toxicology from the University of California, Davis in 1981.

Dr. Blair, 59, has served as a director of the Company since August 1990. He has been a general partner of Domain Associates, a venture capital management company, since July 1985. Dr. Blair is a director of Amylin Pharmaceuticals, Inc., Aurora Biosciences Corporation, Cytovia, Inc., Dura Pharmaceuticals, Inc., Trega Biosciences, Inc., and Vista Medical Technologies, Inc. Dr. Blair holds a B.S.E. in Electrical Engineering from Princeton University and M.S.E. and Ph.D. degrees in Electrical Engineering from the University of Pennsylvania.

Mr. Mendelson, 51, has served as a director of the Company since April 1994 and served as Secretary of the Company from July 1990 to December 1997. He has been a partner of Cooley Godward LLP, a private law firm and counsel to the Company, since 1980, and served as managing partner of its Palo Alto office from May 1990 through March 1995 and from November 1996 to November 1997. Mr. Mendelson also served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson is currently a director of Isis Pharmaceuticals, Inc. Mr. Mendelson received his J.D. from Harvard University in 1973.

Dr. Rink, 52, has served as a director of the Company since August 1990. Dr. Rink is Chairman of the Board of Directors, Chief Executive Officer and President of Aurora Biosciences Corporation. From February 1990 until November 1995, he served as President, Chief Technical Officer and as a director of Amylin Pharmaceuticals, Inc., a pharmaceutical company. From 1984 to January 1990, he served as Vice President, Research (U.K.) for SmithKline Beecham, PLC. From 1988 to February 1990, he was a founding member of the Emerging Technologies Committee of the Prime Minister's Advisory Council of Science and Technology in the United Kingdom. Dr. Rink received his M.D. and Sc.D. degrees from the University of Cambridge.

Dr. Roe, 58, has served as a director of the Company since June 1998. He has served since 1996 as Executive Vice President, Chief Operating Officer and a director of Cytel Corporation, a biotechnology company. From 1995 to 1996, Dr. Roe served as Executive Vice President, Chief Operating Officer and a director of Chugai Biopharmaceuticals, Inc., a subsidiary of Chugai Pharmaceuticals Co., Ltd., of Japan, and from 1976 to 1995, Dr. Roe served in a number of positions at Syntex Corporation, a pharmaceutical company, the most recent of which was President, Development Research Division, and Senior Vice President. Dr. Roe received his M.D. from the University of California, San Francisco School of Medicine and his B.A. in Biological Sciences with Honors from

Stanford University. Dr. Roe is a Fellow of the American College of Physicians and the American College of Rheumatology.

Mr. Sears, 48, has served as a director of the Company since November 1994; he also served as Chairman of the Board of the Company from June 1995 to November 1998. He is the Chairman and Chief Executive Officer of Sears Capital Management, Inc., a private holding and investment company. From 1988 to April 1994, he was Chief Financial Officer of Amgen, Inc., a biotechnology company.
In addition to his role as Chief Financial Officer of Amgen, Mr. Sears served from 1992 to 1994 as Senior Vice President, responsible for the Asia-Pacific region. In this role, he established development, marketing and sales capabilities in a number of countries, including Japan and the People's Republic of China. He also served as Chief Executive Officer for the joint venture Kirin-Amgen Inc. Mr. Sears is a director of Techne Corporation, Neose Technologies, Inc., Dendreon, Inc., Integrated Biosystems, Inc. and Encore Pharmaceuticals, Inc. Mr. Sears holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from Stanford University.

Dr. Weber, 49, was elected to the Board of Directors of CoCensys in June 1994 pursuant to the terms of the agreement governing the Company's acquisition of Acea Pharmaceuticals, Inc. Since January 1998, Dr. Weber has been a director and President and Chief Executive Officer of Cytovia, Inc., which was founded by CoCensys and Dr. Weber to develop and commercialize proprietary drug screening technology in the field of apoptosis or programmed cell death. He was the Company's Senior Vice President, Research and Drug Discovery, from November 1995 through December 1997, and he has been a Professor of Pharmacology at the University of California, Irvine since 1989. Dr. Weber received his Doctor of Medicine degree from the University of Ulm School of Medicine, West Germany. He also completed his internship at the University Hospital, University of Ulm School of Medicine.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) ("Section 16(a)") of the Exchange Act requires the Company's directors and executive officers, and persons who own more that 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except for the
following:   (i) in April 1998, Robert G. McNeil, Ph.D., (former director and greater than 10 percent beneficial owner), and Sanderling Biomedical, L.P. (affiliated with Dr. McNeil) filed a Form 4 reporting an October 1997 pro rata distribution to a limited partner of Sanderling Biomedical, L.P.; and (ii) in April 1998, Dr. Blair filed an amended Form 4 correcting the number of shares held directly by Dr. Blair that had been reported on his Form 4 for October 1997.

ITEM 11.  EXECUTIVE COMPENSATION

On April 15, 1999, the Company implemented a reverse stock split pursuant to which each stockholder received one share of post-reverse split CoCensys common stock for every eight shares of CoCensys common stock held prior to the reverse stock split. All the share numbers and stock option and warrant exercise prices listed in this item have been restated to account for implementation of that reverse stock split.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company receives a fee of $2,500 for each meeting of the Board attended by such director in person and $500 for each telephonic meeting of the Board. In addition, each non-employee director of the Company receives a fee of $500 for each committee meeting attended by such director unless the committee meeting is held in conjunction with a regular or telephonic meeting of the full Board, in which case no additional fee is paid. The Chairman of the Board, if he or she is a not an employee of the Company, receives an additional $500 per month. Directors may elect to receive meeting fees in the form of cash or shares of Company common stock, based on the market value of such stock at the time of each meeting. During 1998, Dr. Blair and Mr. Mendelson elected to receive meeting fees in the form of Company common stock; all other non-employee directors received their fees in cash. All non-employee directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof in accordance with Company policy.

In addition, each non-employee director of the Company receives stock options under the 1992 Non-Employee Directors' Stock Option Plan, as amended (the "Directors' Plan"). Option grants under the Directors' Plan are automatic and non-discretionary. Each non-employee director receives an option to purchase 2,500 shares when he or she is first elected to the Board, which option (i) is granted with an exercise price equal to 100 percent of the fair market value of the stock on the date of grant, (ii) vests in five equal installments over a period of five years, and (iii) expires ten years from the date of grant or three months after termination of an optionee's services as non-employee director of the Company (12 months in the event of death of the director). Non-employee directors also receive annual grants of options to purchase 1,000 shares (1,500 shares in the case of a non-employee Chairman of the Board). Annual grants have an exercise price equal to 100 percent of the fair market value of the stock on the date of grant, vest in full one year from the date of grant and expire ten years from the date of grant or three months after termination of an optionee's services as non-employee director of the Company (12 months in the event of death of the director). Vesting of options is suspended in any year that the non-employee director fails to attend at least 75 percent of the Board meetings and the meetings of Board committees of which he is a member.

The Directors' Plan provides that, in the event of a merger or consolidation in which the Company is not the surviving corporation, a reverse merger in which the Company's common stock is converted into other property or any other capital reorganization involving a change in control of the Company, then the time during which such options may be exercised will be accelerated and the options terminated if not exercised prior to such event.

From October 1996 until November 1998 (when Mr. Sears stepped down as Chairman of the Board), Mr. Sears and the Company were parties to an agreement pursuant to which Mr. Sears was paid $3,300 per eight-hour day for additional services performed as Chairman, payable one-third in cash and two-thirds in common stock of the Company. Mr. Sears did not receive any compensation under this agreement in the fiscal year ended December 31, 1998.

Directors, including the Chairman of the Board, who are employees of the Company do not receive separate compensation for their services as directors.

COMPENSATION OF EXECUTIVE OFFICERS

In addition to cash compensation, the Company's executive officers are eligible to receive stock options and other stock awards under the 1996 Equity Incentive Plan (the "Equity Plan") and to receive stock options under the 1990 Stock Option Plan (the "1990 Plan").

The Equity Plan provides for grants of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, rights to purchase restricted stock and stock bonuses to employees (including officers), directors and consultants, although ISOs may be granted only to employees (including officers). The Equity Plan provides that, in the event of dissolution or liquidation of the Company or specified types of mergers or other corporate reorganizations, any surviving corporation is required to either assume awards outstanding under the Equity Plan or substitute similar awards; otherwise, outstanding awards will continue in full force and effect. If any surviving corporation declines to assume, substitute or continue awards outstanding under the Equity Plan, then the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised during such time.

The 1990 Plan provides for grants of ISOs and NSOs to employees (including officers), directors and consultants, although ISOs may be granted only to employees (including officers). The 1990 Plan provides that, in the event of dissolution, liquidation or sale of substantially all of the assets of the Company, a merger or consolidation in which the Company is not the surviving corporation or a reverse merger in which the Company is the surviving corporation but the shares of the Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then to the extent permitted by applicable law: (i) any surviving corporation must assume any options outstanding under the 1990 Plan or must substitute similar options for those outstanding under the 1990 Plan, or (ii) such options will continue in full force and effect. If any surviving corporation refuses to assume or continue such options, or to substitute similar options for those outstanding under the 1990 Plan, then the time during which such options may be exercised will be accelerated and the options terminated if not exercised prior to such event.

The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, certain compensation awarded or paid to or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1998 (the "Named Executives Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                        ANNUAL COMPENSATION           COMPENSATION
                                                                                          AWARDS/
         NAME AND PRINCIPAL                        -------------------------------      SECURITIES          ALL OTHER
              POSITION                               SALARY               BONUS         UNDERLYING             COMP.
                                       YEAR           ($)                  ($)           OPTIONS (#)            ($)
---------------------------------     -----        ------------       ------------     --------------     -------------
F. Richard Nichol,Ph.D(1)              1998          282,375              54,000           37,657            1,000(2)
   President and Chief                 1997          251,654             100,000           71,250            3,200(2)
   Executive Officer

Peter E. Jansen(3)                     1998          188,526(4)           22,500               --          209,245(5)
   Former Vice President and           1997          179,010              20,000            2,500           35,300(6)
   Chief Financial Officer             1996           72,917              28,229           14,375           28,193(7)

Nancy C. Lan, Ph.D                     1998          167,333              15,000            2,875            1,333(2)
   Vice President, Scientific          1997          159,069              35,000            2,563            3,181(2)
   Affairs and Intellectual            1996          145,294              37,210           11,875            1,453(2)
   Property

Joann L. Data, M.D., Ph.D.(8)          1998          225,000              30,000            9,375           63,310(9)
   Executive Vice President,           1997          203,820              50,000            6,250          105,116(10)
   Product Development and             1996           66,667              56,667           15,000           60,410(11)
   Regulatory Affairs

Robert Holmen(12)                      1998          117,567              16,000            3,750            1,580(2)
   Vice President, General             1997           17,029               4,928            6,250               --
   Counsel and Secretary



--------------------------
(1)  Dr. Nichol joined the Company on January 29, 1997.
(2)  Consists of 401(k) employer matching contributions.
(3) Mr. Jansen joined the Company on August 1, 1996 and separated from the Company September 22, 1998.
(4) Includes $7,772 in vacation payout at termination and $48,581 in severance pay.

(5) Consists of $2,793 in 401(k) employer matching funds, cancellation of indebtedness and related interest of $101,058 and tax gross up of $105,394.
(6) Consists of $2,691 in 401(k) employer matching funds, cancellation of indebtedness and related interest of $17,254, and tax gross up of $15,355.
(7)  Consists of relocation expenses of $10,208 and tax gross ups.
(8)  Dr. Data joined the Company on September 1, 1996.
(9) Consists of $2,857 in 401(k) employer matching funds, cancellation of indebtedness and related interest of $29,592 and tax gross up of $30,861.
(10) Consists of $2,034 in 401(k) employer matching funds, cancellation of indebtedness and related interest of $27,126, relocation expenses of $27,415, and tax gross up of $48,541.
(11) Consists of relocation expenses of $13,127 and tax gross ups.
(12) Mr. Holmen joined the company on November 10, 1997.

STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                                 ----------------------------------------------------------
                                                                                                     POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                  NUMBER OF         % OF TOTAL                                       ANNUAL RATES OF STOCK
                                  SECURITIES        OPTIONS/SARS      EXERCISE                       PRICE APPRECIATION FOR
                                  UNDERLYING        GRANTED TO        OR BASE     EXPIR-             OPTION TERM(2)
                                  OPTIONS/SARS      EMPLOYEES IN      PRICE       ATION          -----------------------------
 NAME                             GRANTED(#)(1)     FISCAL YEAR       ($/SH)      DATE             5% ($)           10% ($)
-------------------------------   -------------     --------------    --------   ----------      -------------     -----------
F. Richard Nichol, Ph.D              37,657             16.94          9.00       09/15/08          213,136          540,129

Peter E. Jansen                          --                --            --             --               --               --

Nancy C. Lan, Ph.D                    2,875              1.29          9.00       09/15/08           16.273           41,238

Joann L. Data, M.D., Ph.D             9,375              4.22          9.00       09/15/08           53,063          134,472

Robert R. Holmen                      3,750              1.69          9.00       09/15/08           21,225           53,789



------------------------------
(1) All options granted in this table vest at the rate of 25 percent six months following grant, 25 percent on the first anniversary date of grant and 1/48th of the original amount per month thereafter over the next 24 months so that the grant is fully vested three years from the date of grant. The options continue in full force and effect upon a change in control, as defined in the Company's option plans, unless the acquiring company refuses to continue or assume the options or to substitute similar options, in which event the vesting of such options is accelerated. In addition, if the Named Executive Officer is terminated in connection with a change in control of the Company, the vesting of such options is accelerated as of the date of termination. See "Employment and Severance Agreements" below.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                  OPTION VALUES

                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED         IN-THE-MONEY
                                   SHARES       VALUE     OPTIONS AT FY-END (#)       OPTIONS AT FY-END
                                 ACQUIRED ON  REALIZED        EXERCISABLE/             ($) EXERCISABLE/
             NAME                EXERCISE (#)    ($)          UNEXERCISABLE             UNEXERCISABLE
----------------------------     ------------ --------   ----------------------       -------------------
 F. Richard Nichol, Ph.D.            --          --           30,704/78,204                  0/0
 Peter E. Jansen                     --          --            8,594/8,282                   0/0
 Nancy C. Lan, Ph.D.                 --          --           24,224/6,665                   0/0
 Joann L. Data, M.D., Ph.D.          --          --           9,766/20,860                   0/0
 Robert R. Holmen                    --          --            1,823/8,178                   0/0


EMPLOYMENT AND SEVERANCE AGREEMENTS

In January 1997, the Company entered into a severance agreement with Dr. Nichol which provides that, if Dr. Nichol's employment is terminated without cause, the Company will continue payment of Dr. Nichol's base salary for a period of six months. In November 1997, the Board approved a severance agreement for Dr. Data which provides the following benefits if Dr. Data's employment is terminated without cause: (i) the Company will continue payment of Dr. Data's base salary for a period of six months; (ii) the Company will pay Dr. Data her pro-rated target bonus through her termination date; (iii) options to acquire Company common stock held by Dr. Data will continue to vest during the salary continuation period, with 50% of any unvested options accelerating at the end of the salary continuation period and vested options remaining exercisable for three years beyond Dr. Data's termination date; and (iv) any remaining principal balance and interest due on Dr. Data's housing loan will be forgiven.

In December 1997, the Board of Directors approved a severance arrangement available to the executive officers of the Company (including the President and Chief Executive Officer, the Vice Presidents and the General Counsel) upon termination of employment in connection with a change in control of the Company. A termination is deemed to have occurred in connection with a change in control if the executive is terminated without cause during the period beginning three months prior to and ending 15 months after one of the following events: (a) dissolution, liquidation or sale of substantially all of the assets of the Company; (b) a reorganization, merger or consolidation of the Company in which the Company is not the surviving entity; (c) a reorganization, merger or consolidation of the Company in which the Company is the surviving entity but a person or group of persons other than the existing stockholders control the Company following the event; or (d) at such time that a person or group of persons acquires a controlling interest in the Company through a tender or exchange offer. Under the arrangement, eligible officers receive the following benefits: (i) base salary and target bonus continuation for 12 months (24 months for the President and Chief Executive Officer); (ii) acceleration of options not vested as of the termination date, which vested options will remain exercisable for two years after the end of the salary continuation period; and
(iii) continued payment by the Company of its share of the executive's health insurance premiums under COBRA for up to 18 months, so long as the executive continues to pay his or her share of the premiums.

In March 1998, the Board of Directors approved a severance arrangement available to the executive officers of the Company (including the President and Chief Executive Officer, the Vice Presidents and the General Counsel) upon termination of employment without cause (other than in connection with a change in control of the Company that entitles the executives to benefits under the preceding arrangement). Under this arrangement, eligible officers receive the following benefits: (i) base salary continuation for six months (12 months for the President and Chief Executive Officer); (ii) payment of target bonus through the date of termination; and (iii) continued payment by the Company of its share of the executive's health insurance premiums under COBRA for the salary continuation period so long as the executive continues to pay his or her share of the premiums. An executive becomes eligible for benefits under this arrangement only after completing six months of service to the Company; in addition, for the period from six months after the executive joins the Company until the executive has been with the Company for one year, the salary continuation period is reduced by 50%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently is composed of Drs. Blair and Rink and Mr. Sears. In addition, Dr. McNeil served on the committee until June 1998. Dr. McNeil served as the Company's Chief Executive Officer from February 1989 to October 1991. There are no compensation committee interlocks between any executive officer of the Company and any entity whose directors or executive officers serve on the Company's Board or Compensation Committee.

In January 1998, the Company announced the formation of Cytovia, Inc. ("Cytovia"), as a separate, stand-alone venture to develop and commercialize drug discovery and screening technology in the field of apoptosis or programmed cell death. Dr. Weber left employment with the Company to join Cytovia as its President and Chief Executive Officer and as a director. Dr. Weber remains on the Board of the Company and will continue to consult on and oversee the Company's research program with Warner-Lambert Company under the terms of a Consulting Agreement entered into by Dr. Weber and the Company effective January 1, 1998.

On March 25, 1998, the Company entered into an Assignment Agreement with Cytovia pursuant to which the Company assigned certain technology to Cytovia in exchange for (i) a share of revenues realized by Cytovia on commercialization of a segment of that technology and (ii) a license back to the Company of certain rights to the technology to develop products for central nervous system disorders. In addition, pursuant to an Option, Services and Release Agreement entered into on that same date, Cytovia granted to CoCensys, among other things, a right of first refusal to enter into a license agreement with Cytovia to develop and commercialize any Cytovia technology for central nervous system disorders.

On March 27, 1998, the Company and Dr. Weber entered into separate Founder's Stock Purchase Agreements with Cytovia, pursuant to which the Company and Dr. Weber acquired, respectively, approximately 55% and 45% of the initial common stock of Cytovia. On that date, Cytovia completed the sale of preferred stock to a number of equity investors, including without limitation the following investors: Dr. Weber; Dr. Nichol; The Sears Living Trust dated March 11, 1991, for which Mr. Sears is a Trustee; and Domain Partners III, L.P. and DP III Associates, L.P., for each of which Dr. Blair is a general partner in the general partner. In connection with the foregoing, the Company and Dr. Weber (as founding stockholders) and the preferred stock equity investors (including all those listed above) entered into an Investor Rights Agreement and a Voting Agreement; under the Voting Agreement, Drs. Weber, Nichol and Blair, among others, have been named to the Board of Directors of Cytovia.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1999 by the following stockholders:
(i) each director; (ii) each of the executive officers named in the Summary Compensation Table later in this proxy statement; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. On April 15, 1999, the Company implemented a reverse stock split pursuant to which each stockholder received one share of post-reverse split CoCensys common stock for every eight shares of CoCensys common stock held prior to the reverse stock split. All the share numbers listed in this item have been restated to account for implementation of that reverse stock split.

                                                    NUMBER          PERCENT
BENEFICIAL OWNER(1)                               OF SHARES         OF TOTAL
----------------                                  ---------         --------
Novartis AG(2)
     Schwarzwaldallee 215
     CH402 Basel, Switzerland ......................317,987           7.5
James C. Blair, Ph.D.(3) ...........................165,038           3.8
Joann L. Data, M.D., Ph.D.(4) .......................17,343             *
Kelvin W. Gee, Ph.D.(5) .............................62,334           1.5
Robert R. Holmen(6) ..................................4,328             *
Peter E. Jansen(7) ..................................12,686             *
Nancy C. Lan, Ph.D.(8) ..............................36,154             *
Alan C. Mendelson(9) ................................12,433             *
F. Richard Nichol, Ph.D.(10) ........................52,789           1.2
Timothy J. Rink, M.D., Sc.D.(11) .....................8,625             *
Robert L. Roe, M.D.(12) ..............................1,250             *
Lowell E. Sears(13) .................................30,260             *
Eckard Weber, M.D.(14) ..............................63,487           1.5

All current executive officers and directors
     as a group (11 persons)(15) ...................454,041          10.2

-------------------------
*  Less than one percent.

(1) The table is based on information supplied by officers, directors and principal stockholders and on Schedules 13D and 13G filed with the Securities and Exchange Commission ("SEC"). Applicable percentages are based on 4,258,543 shares outstanding on March 31, 1999, adjusted as required by SEC rules and regulations. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Consists of the following shares: (i) 297,274 shares held by Novartis Produkte AG, a subsidiary of Novartis AG; (ii) 10,037 shares held by Sanderling Ventures Limited, L.P., over which Novartis AG has shared voting and investment power; and (iii) 10,676 shares held by Sanderling III Limited, L.P., over which Novartis AG has shared voting and investment power.

(3) Dr. Blair is a director of the Company. Shares held by Dr. Blair include 2,158 shares held directly by Dr. Blair and 4,125 shares subject to stock options exercisable within 60 days following March 31, 1999, plus the shares held by the following entities affiliated with Domain Associates (the "Domain Shares"): (i) 3,130 shares held by Domain Associates ("Domain"); (ii) 105,769 shares held by Domain Partners III, L.P. ("Domain III") and 42,308 shares issuable to Domain III on exercise of warrants;
     (iii) 3,701 shares held by DP III Associates, L.P. ("DP III") and 1,481 shares issuable to DP III on exercise of warrants; and (iv) 2,366 shares issuable to Domain Partners II, L.P. ("Domain II") on exercise of warrants. Dr. Blair is a general partner of Domain, and is a general partner in the general partner of each of Domain II, Domain III and DP III. Dr. Blair has voting and investment power with respect to, and may be deemed beneficial owner of, the Domain Shares. Dr. Blair disclaims beneficial ownership of the Domain Shares, and any proceeds thereof, that exceed his pecuniary interest therein and/or that are not actually distributed to him.

(4) Dr. Data is the Company's Executive Vice President, Product Development and Regulatory Affairs. Shares listed include 15,782 shares subject to stock options exercisable within 60 days following March 31, 1999.

(5) Dr. Gee is the Company's Chief Scientific Officer and a director. Shares listed include 4,125 shares subject to stock options exercisable within 60 days following March 31, 1999, 2,100 shares held by members of Dr. Gee's immediate family and 10,129 shares held in the Kelvin & Kay Gee Living Trust.

(6) Mr. Holmen is the Company's Vice President, General Counsel and Secretary. Shares listed include 4,328 shares subject to stock options exercisable within 60 days following March 31, 1999.

(7) Mr. Jansen was the Company's Vice President and Chief Financial Officer until September 22, 1998. Shares listed include 10,352 shares subject to stock options exercisable within 60 days following March 31, 1999.

(8) Dr. Lan is the Company's Vice President, Scientific Affairs and Intellectual Property. Shares listed include 2,500 shares held by Dr. Lan as Custodian for a family member and 26,225 shares subject to stock options exercisable within 60 days following March 31, 1999.

(9) Mr. Mendelson is a director of the Company. Shares listed include the following: (i) 8,625 shares subject to stock options exercisable within 60 days following March 31, 1999; (ii) 50 shares held in trust for the benefit of Mr. Mendelson's children, for which Mr. Mendelson's spouse is trustee;
     (iii) 1,673 shares held by CGCH&T Profit Sharing Trust FBO Mr. Mendelson (the "Mendelson Trust"); (vi) 1,815 shares held by Cooley Godward LLP, of which Mr. Mendelson is a partner; and (v) 270 shares issuable pursuant to warrants held in the Mendelson Trust. Mr. Mendelson disclaims beneficial ownership of shares held in trust for the benefit of his children. Mr. Mendelson also disclaims beneficial ownership of shares held by Cooley Godward LLP, except to the extent of his pecuniary interest therein.

(10) Dr. Nichol is President, Chief Executive Officer and Chairman of the Board of the Company. Shares listed include 50,039 shares subject to stock options exercisable within 60 days following March 31, 1999.

(11) Dr. Rink is a director of the Company. Shares listed include 8,625 shares subject to stock options exercisable within 60 days following March 31, 1999.

(12) Dr. Roe is a director of the Company. Shares listed include 625 shares subject to stock options exercisable within 60 days following March 31, 1999.

(13) Mr. Sears is a director of the Company. Shares listed include the following: (i) 18,187 shares held in The Sears Living Trust dated March 11, 1991 (the "Sears Trust"); (ii) 11,573 shares subject to stock options exercisable within 60 days following March 31, 1999; and (iii) 500 shares issuable pursuant to warrants held in the Sears Trust.

(14) Dr. Weber is a director of the Company. Shares listed include 24,329 shares subject to stock options exercisable within 60 days following March 31, 1999.

(15) Includes 158,401 shares subject to stock options exercisable within 60 days following March 31, 1999 and 46,925 shares issuable pursuant to warrants held by directors or entities affiliated with such directors. See Notes (3) through (6) and (8) through (14) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO OFFICERS

In January 1997, in connection with her relocation to California, the Company made a housing loan in the principal amount of $100,000 to Dr. Data. The loan bears interest at the rate of 8.5% per year. The loan is repayable (forgivable) over four years in equal monthly installments. As of March 31, 1999, principal in the amount of $50,072 was outstanding on the loan.

In May 1997, in connection with his relocation to California, the Company made a housing loan in the principal amount of $100,000 to Mr. Jansen. In accordance with the terms of his employment, the outstanding principal balance and accrued interest on the loan were forgiven in connection with his separation from the Company on September 22, 1998.

INDEMNIFICATION AGREEMENTS

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officers and directors, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party because he or she is a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

ADDITIONAL TRANSACTIONS

In fiscal year ended December 31, 1998, the Company paid Dr. Gee $111,064 as Chief Scientific Officer, which payments covered his services as Chief Scientific Officer from January 1, 1998 through June 30, 1999. The payments were made under a consulting agreement with Dr. Gee pursuant to which Dr. Gee must pay back to the Company any royalties received from any university or other institution for rights to technology invented or developed by Dr. Gee as the Company's Chief Scientific Officer (capped at the aggregate amount paid by the Company to Dr. Gee under the consulting agreement).

See "Compensation Committee Interlocks and Insider Participation" above for additional transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COCENSYS, INC.


Date:     April 23, 1999                By:  /s/ F. Richard Nichol, Ph.D.
                                             ----------------------------------
                                        (F. Richard Nichol, Ph.D.)
                                        Chairman of the Board,
                                        President and Chief Executive Officer