Form 10-Q
period 1999-03-31
COCENSYS INC
filed 1999-05-17
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999


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

                            Yes     X          No
                                 --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            $.001 PAR VALUE                                4,258,829
        (CLASS OF COMMON STOCK)                 (OUTSTANDING AT MAY 10, 1999)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COCENSYS, INC.

                                TABLE OF CONTENTS

                                                                                                        PAGE NUMBER

PART I.       FINANCIAL INFORMATION

              ITEM 1.     FINANCIAL STATEMENTS.


                          Condensed Balance Sheets as of March 31, 1999
                          and December 31, 1998                                                            3

                          Condensed Statements of Operations for the three-month
                          periods ended March 31, 1999 and 1998 and the period
                          from inception (February 15, 1989) through
                          March 31, 1999                                                                   4

                          Condensed Statements of Cash Flows for the three-month
                          periods ended March 31, 1999 and 1998 and the period
                          from inception (February 15, 1989) through
                          March 31, 1999                                                                   5


                          Notes to Condensed Financial Statements                                          6


              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                          CONDITION AND RESULTS OF OPERATIONS.                                            13



PART II.      OTHER INFORMATION


              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                               22


SIGNATURES                                                                                                23

1                                 COCENSYS, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1999                  1998
                                                                             -----------           -----------
                                                                              (Unaudited)
ASSETS
Current assets:

  Cash and cash equivalents                                                  $     2,802           $     2,222
  Short-term investments                                                           6,150                 9,973
  Other current assets                                                               323                   321
                                                                             -----------           -----------
TOTAL CURRENT ASSETS                                                               9,275                12,516

Property and equipment, net                                                        2,256                 2,466
Other assets, net                                                                    124                   117
                                                                             -----------           -----------
                                                                             $    11,655           $    15,099
                                                                             -----------           -----------
                                                                             -----------           -----------



LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                                           $       619           $       534
  Accrued compensation and benefits                                                  444                   748
  Due to corporate partners                                                        1,340                 1,322
  Other accrued liabilities                                                          832                 1,326
  Deferred revenue                                                                 3,000                 2,955
  Capital lease obligation - current portion                                         425                   316
                                                                             -----------           -----------
TOTAL CURRENT LIABILITIES                                                          6,660                 7,201

Capital lease obligation, less current portion                                       289                   366
Other liabilities                                                                     25                    26


Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value,
    5,000,000 shares authorized; 205,035 shares issued and outstanding at March
    31, 1999 and 206,445
    at December 31, 1998                                                          15,261                16,386
Common stock - $.001 par value,
    75,000,000 shares authorized; 4,258,543 shares issued and outstanding at
    March 31, 1999 and
    3,422,773 at December 31, 1998                                               108,868               107,381
Deficit accumulated during the development stage                                (119,309)             (116,151)
Deferred compensation                                                               (118)                 (138)
Accumulated comprehensive income                                                     (21)                   28
                                                                             -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                         4,681                 7,506
                                                                             -----------           -----------
                                                                             $    11,655           $    15,099
                                                                             -----------           -----------
                                                                             -----------           -----------




                             See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                                              PERIOD FROM
                                                                                                                INCEPTION
                                                                                                             (FEBRUARY 15,
                                                                                THREE MONTHS ENDED            1989) TO
                                                                                     MARCH 31,                 MARCH 31,
                                                                            ---------------------------
                                                                               1999             1998             1999
                                                                            ----------       ----------      ------------


REVENUES

  Co-promotion revenues from corporate partners                             $        -       $      540      $    30,705
  Co-development revenues from corporate partners                                  805              596           19,544
                                                                            ----------       ----------      -----------
Total revenues                                                                     805            1,136           50,249
                                                                            ----------       ----------      -----------


OPERATING EXPENSES

  Research and development                                                       2,915            3,359          109,589
  Marketing, general and administrative                                            803            1,148           52,853
  Acquired research and development                                                  -                -           14,879
                                                                            ----------       ----------      -----------
Total operating expenses                                                         3,718            4,507          177,321
                                                                            ----------       ----------      -----------

OPERATING LOSS                                                                  (2,913)          (3,371)        (127,072)
Gain on disposition of sales division                                                -                -            5,728
Interest income                                                                    149              202            5,510
Interest expense                                                                   (35)             (24)          (1,174)
                                                                            ----------       ----------      -----------

NET LOSS                                                                        (2,799)          (3,193)        (117,008)

Dividends on preferred stock                                                       359              134            2,301
                                                                            ----------       ----------      -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                  $   (3,158)      $   (3,327)     $  (119,309)
                                                                            ----------       ----------      -----------
                                                                            ----------       ----------      -----------

Basic and fully-diluted loss per common share                               $    (0.82)      $   (1.16)
                                                                            ----------       ----------
                                                                            ----------       ----------
Shares used in computing net loss per share                                      3,854            2,861
                                                                            ----------       ----------
                                                                            ----------       ----------



                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                                              PERIOD FROM
                                                                                                                INCEPTION
                                                                                                              (FEBRUARY 15,
                                                                                THREE MONTHS ENDED            1989) TO
                                                                                     MARCH 31,                 MARCH 31,
                                                                            ---------------------------
                                                                               1999             1998             1999
                                                                            ----------       ----------      ---------------


OPERATING ACTIVITIES

Net loss                                                                    $   (2,799)      $   (3,193)     $  (117,008)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    224              212            7,956
  Amortization of deferred compensation                                             20               42            3,771
  Issuance of stock, stock options and warrants for services                         3              185            2,579
  Loss on sale of fixed assets                                                       -                -              100
  Gain on disposition of sales division                                              -                -           (5,728)
  Acquired research and development                                                  -                -           12,279
  Increase in other current assets                                                 (25)             (60)            (390)
  Decrease (increase) in receivables from partners                                  23              349               (5)
  Increase in amounts due to partners                                               18              952            1,340
  Increase in deferred revenue                                                      45                -            3,000
  Increase (decrease) in accounts payable and other accrued liabilities           (714)             (284)            268
                                                                            ---------------  --------------- -------------
NET CASH USED IN OPERATING ACTIVITIES                                           (3,205)           (1,797)        (91,838)
                                                                            ---------------  --------------- -------------


INVESTING ACTIVITIES

Decrease (increase) in investments                                               3,774           (3,700)          (6,171)
Purchase of property and equipment                                                 (14)            (211)          (7,680)
Decrease (increase) in other assets and notes receivable from officers              (7)              18           (1,280)
Cash received on sale of fixed assets                                                -                -               36
Cash received on disposition of sales division                                       -                -            9,000
Increase in deferred costs                                                           -                -           (2,475)
Acquisition of Acea Pharmaceuticals, net of cash acquired                            -                -              (62)
                                                                            ---------------  --------------- -------------
NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES                              3,753           (3,893)          (8,632)
                                                                            ---------------  --------------- -------------


FINANCING ACTIVITIES

Net cash proceeds from issuance of common stock                                      -               25           61,428
Net cash proceeds from issuance of preferred stock                                   -            3,429           40,701
Proceeds from sale/leaseback of fixed assets and notes payable                     139              106            5,655
Payments on capital lease obligations and notes payable                           (107)             (72)          (4,512)
                                                                            ---------------  --------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           32            3,488          103,272
                                                                            ---------------  --------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               580           (2,202)           2,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,222            3,410                -
                                                                            ---------------  --------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    2,802       $    1,208      $     2,802
                                                                            ---------------  --------------- -------------
                                                                            ---------------  --------------- -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                      $       35       $       24      $       936
                                                                            ---------------  --------------- -------------
                                                                            ---------------  --------------- -------------

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)


     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION


     The interim financial information for the three-month periods ended March 31, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of operating results to be expected for the full year.


     REVENUE AND EXPENSE RECOGNITION


     See Notes 4, 5, 6 and 7 for revenue recognition policies related to co-promotion and co-development revenues from corporate partners.


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

     COMPREHENSIVE INCOME

     Comprehensive loss was $2,848,000 for the three-month period ended March 31, 1999 and $3,224,000 for the three-month period ended March 31, 1998.

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     2.    SUBSEQUENT EVENTS

     REVERSE STOCK SPLIT

     At the Special Meeting of Stockholders held on January 27, 1999, stockholders authorized the Board of Directors to effect a reverse stock split within a range of one new share of common stock for every six, seven or eight outstanding shares of stock. The Board subsequently approved a reverse split of one-for-eight effective April 15, 1999. All share and per share amounts have been restated to reflect this reverse stock split.

     RESTRUCTURING PLAN

     On April 27, 1999, the Company announced a restructuring plan intended to reduce its cash burn rate and focus resources on its drug discovery efforts in the neurology area. The restructuring resulted in a layoff of 34 employees in the drug development and administrative areas. The Company retained all members of its research and discovery staff. As a result of the restructuring, CoCensys will recognize a charge of approximately $1.1 to $1.4 million in the second quarter of fiscal 1999. Approximately $700,000 of this reserve will relate to severance costs for terminated employees, with the balance to reserve for fixed assets and facility lease costs that will no longer be of economic benefit to the Company.

     SALE OF CYTOVIA, INC. STOCK; REPURCHASE OF SERIES E CONVERTIBLE PREFERRED STOCK

     By agreement dated May 6, 1999, the Company agreed to sell to certain entities affiliated with Domain Associates, L.L.C., all of the Company's stock holdings in Cytovia, Inc., for an aggregate purchase price of $3,325,500. James C. Blair, Ph.D., a director of the Company, is a managing memeber of Domain Associates, L.L.C. The transaction is subject to certain conditions to close, including the waiver of rights held by other investors in Cytovia that would allow those investors to sell a portion of their shares of Cytovia stock to the purchasers in place of sale of a portion of the Company's shares of Cytovia stock (the "Co-Sale Rights"). The Company anticipates closing the transaction in May 1999.

     By agreements dated April 30, 1999, the Company agreed to repurchase up to 3,180 shares of its Series E Convertible Preferred Stock, using proceeds from its sale of the Cytovia shares. The repurchase price for each share equals the face value ($1,000) plus accrued dividends at 7.5% per annum, plus a 5% premium. As of April 30, 1999, the aggregate repurchase obligation equaled approximately $3.6 million.

     As part of the repurchase agreements with the holders of the Company's Series E Convertible Preferred Stock, the holders agreed not to convert additional shares of Series E Convertible Preferred Stock prior to July 29, 1999, unless any of the following conditions are applicable: (i) the Company's common stock is trading above $1.00 per share or at least 120% of the then-applicable conversion price for the Series E Convertible Preferred Stock; (ii) the Company's common stock no longer is trading on the Nasdaq National Market or Nasdaq SmallCap Market; (iii) the Company has

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     announced that it is being sold pursuant to a merger or sale of all or substantially all of its assets; (iv) after a material adverse change in the Company's business; or (v) if the SEC does not declare effective by June 14, 1999, the Company's Registration Statement on Form S-3 filed with the SEC to register additional shares of common stock issuable on conversion of the Series E Convertible Preferred Stock.

     Based on the anticipated receipt of proceeds from sale of the portion of the Company's Cytovia shares that will not be affected by the Co-Sale Rights, the Company repurchased 1,154 shares on April 30, 1999 for $1,295,000, and repurchased an additional 437 shares on May 6, 1999 for $491,100. The Company has the right to repurchase the additional 1,589 shares on or before May 20, 1999, upon consummation of the sale of its Cytovia shares. Based on the shares repurchased as of May 7, 1999, 3,444 shares of Series E Convertible Preferred Stock remain outstanding; if the Company is able to repurchase the additional 1,589 shares, 1,855 shares will remain outstanding at that time.

     NASDAQ LISTING

     Nasdaq notified the Company by letter dated December 1, 1998, that it was not in compliance with the $1.00 minimum closing bid price requirement for the continued listing of the Company's common stock. Nasdaq provided the Company until February 28, 1999 to correct the non-compliance; otherwise, Nasdaq stated that the Company's common stock would be delisted from the Nasdaq National Market on March 2, 1999. By letter dated February 19, 1999, the Company requested a hearing with Nasdaq to consider the continued listing issue. Based on Nasdaq procedures, the request for hearing stayed delisting of the Company's common stock based on non-compliance with the minimum closing bid price until the date of the hearing, which was held April 29, 1999.

     As of May 7, 1999, Nasdaq had not delisted the Company's common stock nor notified the Company of the results of the hearing. As of May 7, 1999, the minimum closing bid price for the Company's common stock remains below $1.00 per share. In addition, the market value of the Company's common stock held by non-affiliates of the Company has fallen below the $5 million minimum requirement to remain listed on the Nasdaq National Market.

     Based on the outcome of the hearing, the Company's shares may continue to trade on the Nasdaq National Market, the Company may be granted a further temporary stay of delisting, the Company's shares may be moved temporarily or permanently to the Nasdaq SmallCap Market or the shares may be delisted from Nasdaq. If the shares are delisted, they likely would be quoted in the "pink sheets" maintained by the National Quotation Bureau, Inc. or the NASD Electronic Bulletin Board.


     3.    PRIVATE PLACEMENT OF PREFERRED STOCK

     In June 1998, the Company raised $8.0 million through the private placement of Series E Convertible Preferred Stock (the "Series E Preferred"). The Series E Preferred is convertible into

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     common stock on June 8, 2001, or earlier at the holder's option at a price which is discounted from the fair market value of the Company's common stock at the time of conversion, subject to a maximum price of $31.44 per share. The terms of the private placement included the issuance of warrants to purchase 43,750 shares of common stock at $36.00 per share issued in June 1998 and 12,500 shares at $5.00 per share in November 1998.

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

     During fiscal 1998, the holders of the Series E Preferred converted approximately $1.6 million, including accrued dividends, into approximately 320,000 shares of common stock. Through May 10 of fiscal 1999, the holders of the Series E Preferred converted an additional approximately $1.5 million, including accrued dividends, into approximately 825,000 shares of common stock. As discussed more fully in Note 2 above, the Company has agreed to repurchase up to 3,180 shares of the Series E Preferred for an aggregate of approximately $3.6 million.


     4.    DISPOSITION OF SALES AND MARKETING DIVISION

     On October 8, 1997, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its sales and marketing division (the "Division") to Watson Laboratories, Inc. ("Watson"), a wholly owned subsidiary of Watson Pharmaceuticals, Inc. Under the terms of the Agreement, Watson assumed the Division's co-promotion agreements, acquired certain of its operating assets and received the right to hire approximately 70 employees of the Division. As consideration for these assets, the Company received $8.0 million from Watson in October 1998 with up to $1.0 million more due to the Company if Watson retained, as of specified future dates, certain percentages of the employees from the Division. Pursuant to this contingency arrangement, Watson paid CoCensys $750,000 in April 1998 and $250,000 in October 1998.

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

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     5.    DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST
           LABORATORIES

     In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with the Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst paid CoCensys a non-refundable $5.0 million licensing fee and AHP paid $5.0 million to purchase 100,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $750,000 per quarter for two years, with an option to extend for a third year, to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse it for a portion of the back-up funding. As of March 31, 1999, the Company had $3.0 million recorded as deferred revenue related to the Wyeth-Ayerst back-up program; this deferred amount will be recognized as revenue when Co 2-6749 or a back-up compound meets applicable criteria for acceptance by Wyeth-Ayerst.

     Wyeth-Ayerst is responsible for the costs associated with developing Co 2-6749. Wyeth-Ayerst and the Company will co-promote any resulting product in certain market segments in the United States, while Wyeth-Ayerst will have rights to develop, register and market any drugs derived from the collaboration in the rest of the world, subject to royalty obligations to CoCensys. The preferred stock is convertible into common stock after May 12, 1999, at the election of Wyeth-Ayerst, at a conversion price based on the market price of the common stock at that time, subject to a minimum conversion price of $35.00 per share.

     6.    MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

     In October 1995, the Company entered into a collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consisted of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement")` for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex-Registered Trademark-, until June 1997 wheN Parke-Davis terminated the co-promotion agreement. In October 1997, the 1995 Warner Collaboration Agreement was amended, restated and extended until October 1999 (the "1997 Amended Warner Collaboration Agreement").

     Under the 1997 Amended Warner Collaboration Agreement, the parties are obligated to devote the time of a specified number of scientists to conduct research directed toward the identification of SSNRAs as drug development candidates. Warner-Lambert is obligated to pay for all costs to develop any development candidates arising from the agreement, subject to CoCensys' right to re-engage in the development by funding a percentage of the development costs. Warner-Lambert is also obligated to

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     pay for all costs to promote any product developed under the 1997 Amended Warner Collaboration Agreement, subject to CoCensys' right to co-promote in the United States (including sharing promotion costs) any product for which CoCensys re-engaged development rights. CoCensys will receive royalties on sales of any products developed under the 1997 Amended Warner Collaboration Agreement, at rates based in part upon whether CoCensys co-developed and co-promoted such product. In addition, upon achievement of certain clinical development and regulatory milestones, Warner-Lambert will make nonrefundable milestone payments to CoCensys.

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

     7. DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH G.D. SEARLE & CO.

     In May 1996, the Company entered into an agreement with G.D. Searle & Co. ("Searle") to co-develop and co-promote CCD 3693, the Company's lead compound for the treatment of insomnia along with its back-up compounds. Pursuant to the agreement, Searle paid a $3.0 million license fee and purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million. The license fee was recognized as co-development revenue in 1996. In May 1998, the Series B Convertible Preferred Stock converted, in accordance with its terms, into 200,000 shares of common stock at a conversion price of $35.00 per share.

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

                                 COCENSYS, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     8.    SEGMENT INFORMATION

     Historically, the Company has operated in two business segments, drug promotion and drug development. Promotion revenues arise from contractual agreements under which the Company promotes other pharmaceutical companies' products in return for commissions. Development revenues arise from contractual agreements with large pharmaceuticals companies pursuant to which the Company licenses various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing force to Watson and ceased all drug promotion activities, although some residual revenue was recognized in the first quarter of fiscal 1998. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that interest income and certain expenses are not allocated to the segments. Assets allocated to the segments include only other current and noncurrent assets and net property and equipment.


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                    1999              1998
                                                                                -------------    -------------
     REVENUES FROM EXTERNAL PARTNERS
     Drug promotion segment                                                     $           -    $         540
     Drug development segment                                                             805              596
                                                                                -------------    -------------
                                                                                $         805    $       1,136
                                                                                -------------    -------------
                                                                                -------------    -------------
     OPERATING INCOME
     Drug promotion segment                                                     $           -    $         540
     Drug development segment                                                          (2,913)          (3,911)
                                                                                -------------    -------------
                                                                                $      (2,913)   $      (3,371)
                                                                                -------------    -------------
                                                                                -------------    -------------
     ASSETS
     Drug promotion segment                                                     $           -    $           -
     Drug development segment                                                           2,703            3,588
                                                                                -------------    -------------
                                                                                $       2,703    $       3,588
                                                                                -------------    -------------
                                                                                -------------    -------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.


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

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of March 31, 1999, the Company's accumulated deficit was approximately $119.3 million.



     RESULTS OF OPERATIONS


     The Company had no co-promotion revenues for the three-month period ended March 31, 1999, compared to $540,000 during the same period in fiscal 1998. The 1998 co-promotion revenue is attributable to a bonus for fiscal 1997 activity that was received and recognized in March 1998. In October 1997, the Company sold its sales and marketing division to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities.

     The Company recognized $805,000 in co-development revenues for the three-month period ended March 31, 1999 compared to $596,000 for the same period of 1998. In the first quarter of 1999, co-development revenues were mainly associated with the anxiolytic backup program with Wyeth-Ayerst and the SSNRA (subtype-selective NMDA receptor antagonists) program with Warner-Lambert. In 1998, co-development revenues were solely related to the SSNRA program.

     Research and development expenses decreased to $2.9 million for the three-month period ended March 31, 1999, from $3.4 million in the first quarter of the prior year. This decrease reflects a lower level of external clinical activity in the current period compared to the same period a year earlier.

     Marketing, general and administrative expense decreased to $803,000 in the first quarter of 1999 from $1.1 million in the first quarter of 1998. The first quarter of the prior fiscal year had higher headcount levels resulting in higher compensation costs and included certain nonrecurring expenses associated with the formation of Cytovia, Inc., an independent company involved in the commercialization of patented drug screening technology.

     Interest income was $149,000 for the three-month period ended March 31, 1999 compared to $202,000 for the same quarter in 1998. This decrease was due to lower cash and short-term investment balances in the current year and to a general decline in interest rates.

     Preferred dividends were $359,000 in the quarter ended March 31, 1999 compared to $134,000 in the same quarter a year earlier. The preferred dividends for the first quarter of fiscal 1999 include dividends on the Series E convertible preferred and on the Series D convertible preferred issued to Warner-Lambert, whereas the first quarter of the prior year only includes dividends on the Series D convertible preferred.

     LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through March 31, 1999, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $102.1 million through sales of securities. At March 31, 1999, the Company's balances of cash, cash equivalents and investments totaled $9.0 million, compared to $12.2 million at December 31, 1998.

     As of March 31, 1998, the Company had invested $7.7 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Note 2 and 3 of the Notes to Financial Statements "Subsequent Events" and "Private Placement of Preferred Stock," above.

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

     Pursuant to the May 1997 Development and Commercialization Agreement with Wyeth-Ayerst, Wyeth-Ayerst paid the Company a $5.0 million license fee and purchased 100,000 shares of the Company's Series C Convertible Preferred stock for $5.0 million. Furthermore, Wyeth-Ayerst is obligated to pay all development costs associated with Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events and pay the Company $3.0 million per year for two years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse them for a portion of the back-up funding. As of March 31, 1999, the Company had $3.0 million of deferred revenue recorded on its balance sheet related to the Wyeth-Ayerst back-up program.

     Pursuant to the Company's Development and Commercialization Agreement with Searle, both companies were obligated to pay a portion of the development costs of CCD 3693 and its back-up compounds for the U.S. market. In addition, Searle purchased 100,000 shares of the Company's Series B Convertible Preferred Stock for $7.0 million during 1996. In May 1998, the preferred stock converted, in accordance with its terms, into 200,000 shares of common stock at a conversion price of $35.00 per share. In July 1998, Searle notified CoCensys that it had decided not to participate further in the development of the Company's proprietary compounds for the treatment of insomnia. CoCensys intends to continue research and development of its compounds to treat insomnia and will consider seeking a new partner for the program in the future.

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

     Given the context of these financial uncertainties, the restructuring plan announced on April, 27, 1999, is intended to reduce the Company's cash burn rate and re-focus the Company on drug discovery and away from drug development. The restructuring resulted in the termination of 34 employees in the development and administration areas and should produce annualized operating expense savings of $3.5 million. Additionally, the Company will reduce the amount of external clinical trials that it conducts on its own behalf. In the future, clinical development will be primarily paid for and performed by corporate partners after licensing agreements have been signed.

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

     The Company has developed a plan to address the Year 2000 issues. The plan is segregated into four phases:

                  Information collection.
                  Risk assessment and testing of mission critical systems. Remediation.
                  Monitoring and contingency planning

     The Company has completed the first two phases of the project and has tested, upgraded or developed plans to upgrade all individual software and hardware applications that fall within the mission critical category. All of the Company's major software applications and hardware systems are purchased from major vendors and the Company performs little or no customizations to those applications and systems. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed other equipment for embedded technologies which may be Year 2000 susceptible and has already upgraded or developed plans to upgrade all mission critical systems. The Company has spent less than $50,000 to date on hardware and software upgrades to ensure Year 2000 compliance and it anticipates that further upgrades will cost less than $100,000, most of which will be spent acquiring a Year 2000 compliant telephone system. The funds for these upgrades will come from current cash or new capital lease lines. The Company expects to be fully Year 2000 compliant by June 1999. A contingency plan will also be developed by that date.


     RISK FACTORS

     SOME OF THE STATEMENTS IN THIS 10-Q ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     THESE FACTORS INCLUDE, AMONG OTHERS, THOSE DISCUSSED BELOW AND THOSE SET FORTH IN OUR MOST RECENT ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC.

     IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY.

     ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE DO NOT ASSUME RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE THIS 10-Q AFTER IT IS FILED SO THAT THE FORWARD-LOOKING STATEMENTS CONFORM TO ACTUAL RESULTS.

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

     We have experienced safety and efficacy problems with drug candidates. In a clinical trial of licostinel, our drug candidate to treat stroke, crystals of what we presume to be licostinel occurred in the urine of some subjects, a potential dose-limiting side effect. Although the crystal formation occurred only in subjects with at least four times the blood plasma level of licostinel that was necessary for the drug to be effective in animals, our development partner, Novartis Pharma A.G., ceased its participation in the development of licostinel. In addition, in October 1998 we announced that ganaxolone, our drug candidate to treat migraine and epilepsy, was not effective in providing relief to patients suffering migraine headaches. The results of a clinical trial in which 325 migraine patients received either ganaxolone or a placebo drug did not show a statistically significant difference in migraine headache relief between those patients receiving ganaxolone and those patients receiving the placebo.

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

     WE HAVE NEVER BEEN PROFITABLE, AND WE EXPECT TO CONTINUE TO GENERATE SIGNIFICANT LOSSES.

     Since we started business in 1989, we have spent over $177 million researching and developing our drug candidates. We have raised this money by selling stock in CoCensys to private investors and the public, licensing drugs and technologies to other companies and selling assets that we have developed at CoCensys. We have never been profitable and, through March 31, 1999, we have incurred a cumulative deficit of approximately $119.3 million.

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

     We do not know if we will be able to raise funds on terms that are acceptable to us. If we sell additional stock, you may experience substantial dilution. If we raise cash through licensing additional drugs and technologies to collaboration partners, we will be required to relinquish rights to some of our drugs and technologies.
                                       18

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

     THE SALE OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK MAY FURTHER DEPRESS OUR STOCK PRICE.

     The sale of a large number of shares of our common stock in the public could depress the market price of our common stock. Substantially all of the outstanding shares of our common stock may be sold at any time in the public markets. Approximately 650,000 million freely tradable additional shares may be issued on exercise of vested options to purchase CoCensys stock. Current and former employees, consultants, officers and directors of CoCensys hold these options.

     We may be required to issue millions of additional shares of CoCensys common stock upon conversion of Series E Convertible Preferred Stock. As of May 7, 1999, 3,444 shares of our Series E Convertible Preferred Stock remained issued and outstanding. Each share of the Series E Convertible Preferred Stock is convertible into shares of CoCensys common stock at discount to the current market price of our common stock. If converted on May 7, 1999, based on the then-applicable conversion price of $0.52 per share, the remaining Series E Convertible Preferred Stock would have been convertible into approximately 7.1 million additional shares of CoCensys common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. CoCensys stockholders could experience substantial dilution from issuance of additional common stock on conversion of the Series E Convertible Preferred Stock.

     In addition, we may be required to issue additional shares of CoCensys common stock on fulfillment of our obligation to Warner-Lambert Company. Under our collaboration agreement with Warner-Lambert, we owe Warner-Lambert $1 million on December 31, 1999. The $1 million is payable in common stock or cash, at the election of Warner-Lambert. If the amount had been paid on April 30, 1999, and Warner-Lambert elected to receive the payment in stock, we would have had to issue to Warner-Lambert approximately 1.2 million shares of common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. CoCensys stockholders could experience substantial dilution from issuance of additional common stock in satisfaction of our obligation to Warner-Lambert.

     FAILURE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND OUR FINANCIAL CONDITION.

     Our common stock is traded on the Nasdaq National Market under the symbol "COCN." In order to maintain our listing on the Nasdaq National Market, we must meet a number of listing requirements established by Nasdaq. Currently, we meet all Nasdaq National Market requirements other than the minimum bid price and the market value of publicly-held shares. Generally, we must maintain a minimum bid price of $1.00 per share; however, our bid price is significantly below $1.00 per share and has been below $1.00 per share since October 1998. In addition, the market value of our common stock shares held by stockholders who are not affiliated with CoCensys must be at least $5 million; currently, we are below that amount.

     On December 1, 1998, Nasdaq informed us that our common stock would be delisted on March 1, 1999 if we failed to have a closing bid price of at least $1.00 per share for ten consecutive days on or before February 28, 1999. We have been unable to achieve that closing bid price; however, we applied for a hearing before Nasdaq to discuss our delisting, which was held April 29, 1999. Nasdaq has not informed us as to the result of that hearing.

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

                                 COCENSYS, INC.


PART II. OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


     (a)   EXHIBITS

      10.1 Promissory Note dated January 4, 1999, made by the Company in favor of Warner-Lambert Company

      27.1 Financial Data Schedule

     (b)   REPORTS ON FORM 8-K.

     The Company did not file any current reports on Form 8-K for the quarterly period ended March 31, 1999. Subsequent to quarter end, the Company filed the following documents:

     (i) The Company filed a current report on Form 8-K, dated April 8, 1999, reporting that Nasdaq had halted trading of the Company's common stock on the Nasdaq National Market pending receipt and review of certain information.

     (ii)The Company filed a current report on Form 8-K, dated April 15, 1999, reporting that the Company announced a one share for eight shares reverse split of its common stock effective April 15, 1999.

                                 COCENSYS, INC.


                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                                                  CoCensys, Inc.






Date:           May 10, 1999                             By:  /s/      F. Richard Nichol, Ph.D.
                -------------------                           ----------------------------------------------------
                                                                            F. Richard Nichol, Ph.D.
                                                                            Chairman, President and
                                                                            Chief Executive Officer
                                                                         (PRINCIPAL EXECUTIVE OFFICER)


Date:           May 10, 1999                             By:  /s/      Robert R. Holmen
                -------------------                           ----------------------------------------------------
                                                                               Robert R. Holmen
                                                                      Vice President and General Counsel
                                                                         (PRINCIPAL FINANCIAL OFFICER)


Date:           May 10, 1999                             By:  /s/      Thomas B. Miller
                -------------------                           ----------------------------------------------------
                                                                               Thomas B. Miller
                                                                      Director of Finance and Controller
                                                                        (PRINCIPAL ACCOUNTING OFFICER)