Form 10-K/A
period 1998-12-31
COCENSYS INC
filed 1999-07-08
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  SECOND AMENDMENT

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

                                 COCENSYS, INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

                        DELAWARE                                 33-0538836
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER
                      ORGANIZATION)                          IDENTIFICATION NO.)

                 213 TECHNOLOGY DRIVE, IRVINE, CA                  92618
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

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on June 22, 1999, was $3,896,748.

     The number of shares of Common Stock outstanding as of June 22, 1999, was 4,867,083.

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

     CoCensys' technology is focused on the exploration of novel receptors and their ligands and inhibitors through three technology platforms: specific GABA(A) receptor modulators named epalons; glutamate receptor antagonists; and sodium channel blockers. We are working to build a portfolio of products for disorders of the central nervous system, both through discovery and development of products utilizing the technical expertise and creativity of our scientists and through the in-licensing of new technology and product candidates.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

     As described below, our product discovery and development programs are focused on three technology platforms: specific GABA(A) receptor modulators named epalons; glutamate receptor antagonists; and sodium channel blockers. In March 1998, we transferred rights to our technology platform relating to apoptosis (programmed cell death) to Cytovia, Inc. in exchange for equity ownership in and royalties and certain future development rights from Cytovia. The table on the next page sets forth the status of each of our technologies.

GABA RECEPTOR MODULATORS OR EPALONS

     Our proprietary epalon compounds are based on the discovery by CoCensys' founding scientists of a novel neuroreceptor site located on the type A of the gamma-amino butyric acid ("GABA(A)") receptor complex, and the molecules, or ligands, that specifically interact with that receptor site. GABA is the predominant inhibitory neurotransmitter in the brain. Numerous brain activities are affected by the degree to which GABA opens the chloride channels that allow the calming of neurons. A decrease in GABA activity allows neurons to remain excited for longer periods, which can lead to anxiety and, at the extreme, convulsions. A significant increase in levels of GABA activity can result in sedation and sleep. GABA binds to GABA(A) receptor complexes to calm excited neurons. When GABA binds with its receptor, it opens a chloride channel in the membrane of the stimulated neuron, admitting chloride ions that calm the excited neuron. Augmentation of the functions of the GABA(A) receptor-gated chloride channel may be beneficial in the treatment of disease states such as epilepsy, migraine, anxiety and insomnia.

COCENSYS PRODUCTS IN DEVELOPMENT

--------------------------------------------------------------------------------------------------------
 PRODUCTS             INDICATIONS               DEVELOPMENT STAGE                      COMMERCIALIZATION
                                                                                       RIGHTS
--------------------------------------------------------------------------------------------------------
 GABA(A) RECEPTOR
 MODULATORS
--------------------
 Ganaxolone              Epilepsy, including       Completed a series of Phase II         CoCensys
 (CCD 1042)              complex partial seizures  trials for infantile spasms,
                         and infantile spasms;     complex partial seizures in adults
                         migraine prophylaxis      and acute migraine; initiated
                                                   Phase II trial for catamenial
                                                   epilepsy and investigating
                                                   possible migraine prophylaxis
                                                   indication

 CCD 3693 and back-up    Insomnia                  Completed a series of Phase I          CoCensys
 compounds                                         safety trials

 Co 2-6749 and back-     Anxiety disorders         Pre-clinical development               CoCensys/
 Up compounds                                                                             Wyeth-Ayerst
--------------------------------------------------------------------------------------------------------
 GLUTAMATE RECEPTOR
 ANTAGONISTS
--------------------
 Licostinel              Stroke; tinnitus          Completed a series of Phase I          CoCensys
 (ACEA 1021)                                       safety trials in stroke

 SSNRAs                  Parkinson's disease,      Pre-clinical development               CoCensys/
                         epilepsy, chronic pain                                           Warner-Lambert
                         and cerebral ischemia

 Glutamate Receptor      Ophthalmic disorders      Research with Senju                    CoCensys/
 Antagonists                                       Pharmaceuticals                        Warner-Lambert

 AMPA Receptor           Neurodegenerative         Research                               CoCensys
 Modulators              disorders; sexual
                         dysfunction
--------------------------------------------------------------------------------------------------------
 SODIUM CHANNEL
 BLOCKERS
--------------------
 Co 102862               Neuropathic pain and      Pre-clinical development               CoCensys
                         epilepsy
--------------------------------------------------------------------------------------------------------
 APOPTOSIS INHIBITOR
 AND SCREENING
 TECHNOLOGY
--------------------
 Apoptosis               Degenerative disorders;   Research                               Cytovia, a
 Inhibitors;             drug screening                                                   spin-off from
 Apoptosis Screening                                                                      CoCensys
 Cells
--------------------------------------------------------------------------------------------------------

     Our founders were among the first to demonstrate that an endogenous (naturally occurring) class of related ligands (molecules that interact specifically with receptors), called epalons, modulates the activity of GABA in opening the chloride channel at the GABA(A) receptor complex. Studies indicate that epalons themselves have limited activity on the chloride channel. However, epalons modulate the GABA(A) receptor by enhancing the ability of GABA to open the chloride channel. Thus, epalons work primarily when GABA is present.

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

     GANAXOLONE FOR EPILEPSY. Epilepsy is a chronic brain disorder that affects approximately one percent of the world population. Many drugs currently available to treat epilepsy are administered in high doses and have the potential for significant toxicity including teratogenicity. In addition, these drugs have nonspecific interactions with receptors throughout the brain, resulting in significant side effects such as adverse impacts on learning and memory. Animal studies conducted by CoCensys, which included side-by-side comparisons with existing anti-epileptic drugs, suggest that ganaxolone has a broad profile of anti-seizure activity and a favorable side-effect profile. Based upon these studies, we believe that ganaxolone may have therapeutic potential in a variety of seizure types.

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

     GANAXOLONE FOR MIGRAINE PROPHYLAXIS. Migraine, a severe and frequently debilitating headache, is the most common neurological disorder. It is estimated that approximately 23 million people in the United States suffer some degree of recurrent migraine headaches. The underlying cause of migraine is poorly understood, but the pain has long been believed to arise from the dilation of blood vessels in a layer of the brain lining. Research has suggested that the local inflammation caused by substances released by nerve endings attached to those blood vessels may exacerbate the pain. Based on these pre-clinical studies conducted by researchers at Massachusetts General Hospital, a teaching hospital affiliated with the Harvard Medical School, that suggested the potential utility of ganaxolone to treat migraine and using clinical data generated on ganaxolone through the epilepsy program, we tested ganaxolone in two Phase II trials for migraine sufferers.

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

GLUTAMATE RECEPTOR ANTAGONISTS

     Our proprietary glutamate receptor antagonist program includes three classes of compounds. To date, two programs are targeted at the N-methyl-D-aspartate ("NMDA") receptor complex and a third focuses on the a-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid ("AMPA") receptor.

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

     In 1997, we licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule compounds that block the VGSCs. The compounds licensed include Co 102862, a structurally-novel VGSC blocker that is selective for the inactivated state of VGSCs. Co 102862 currently is undergoing pre-clinical development at CoCensys for the treatment of neuropathic pain and epilepsy. In several pre-clinical animal models, Co 102862 demonstrates an anticonvulsant and side-effect profile superior to that of Lamictal-Registered Trademark- and Tegretol-Registered Trademark- and potent activity in neuropathic pain models. Also, both Lamictal-Registered Trademark- and Tegretol-Registered Trademark- paradoxically lower seizure threshold at high doses; however, Co 102862 does not. Therefore, we believe that Co 102862 may have an advantage as a treatment for neuropathic pain because effective doses for that indication are often greater than those that are used in epilepsy.

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

    Please see "Business Risks" below for a discussion of risks associated with our ability to manufacture our compounds.

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

    Certain of the pending, issued and allowed patents are owned by the University of Southern California and the Rockefeller University, the University of California, or the University of Oregon and have been exclusively licensed to CoCensys. In December 1996 (as amended December
1997), CoCensys received an exclusive license to a patent application filed by Massachusetts General Hospital for the use of GABA(A) receptor modulators, including neuroactive steroids (epalons), to treat migraine. In June 1997, CoCensys licensed from The University of Saskatchewan, through its technology transfer company, University of Saskatchewan Technologies, Inc., rights to a class of novel, small molecule sodium channel blockers which we are developing to treat chronic pain and epilepsy. Each of these license agreements continues until the last patent or patent application licensed under the agreement expires. Currently, the year of expiration for each license agreement is as follows: 2014 for the University of Southern California and Rockefeller University license agreement; 2014 for the University of California and University of Oregon license agreement; 2015 for the Massachusetts General Hospital license agreement; and 2015 for The University of Saskatchewan license agreement. Each of those expiration dates may be further extended upon issuance of additional patents subject to those license agreements.

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

    Please see "Business Risks" below for a discussion of risks associated with our intellectual property, including without limitation the risk captioned "Failure to adequately protect our proprietary technology or to avoid infringing the rights of others could impair our competitive position."

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

    Please see "Business Risks" below for a discussion of risks associated with government regulation applicable to CoCensys, including without limitation the risk captioned "If we do not obtain FDA approval for our product candidates, we will not be able to sell products and generate revenues."

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

BUSINESS RISKS

    ANY OF THE FOLLOWING RISK FACTORS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

OUR DRUG CANDIDATES ARE IN AN EARLY STAGE OF DEVELOPMENT USING UNPROVEN TECHNOLOGY, AND THERE IS A SIGNIFICANT RISK THAT THEY MAY NEVER BECOME COMMERCIAL PRODUCTS.

    We have no products that have received regulatory approval for commercial sale. All of our drug candidates are in the early stages of development, and our technology is unproven. The physiology of brain disorders is highly complex, and the causes of these disorders are not fully known. We will have to conduct significant research and pre-clinical (animal) and clinical (human) tests that must demonstrate that our products are safe and effective before we can file applications for approval with the United States Food and Drug Administration and foreign regulatory authorities. Any of our products may fail in the testing phase or may fail to attain market acceptance. Competitors may develop superior products. If research and testing is not successful, our products are not commercially viable or we cannot compete effectively, our business, financial condition and results of operations will be materially adversely affected, and could force us to cease operations.

THE OUTCOME OF CLINICAL TRIALS IS HIGHLY UNCERTAIN; IF ANY OF OUR DRUG CANDIDATES EXPERIENCE CLINICAL FAILURES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER ACHIEVE PROFITABILITY.

    Since we started business in 1989, we have spent over $177 million researching and developing our drug candidates. We have raised this money by selling stock in CoCensys to private investors and the public, licensing drugs and technologies to other companies and selling assets that we have developed at CoCensys. We have never had operating revenues and have never commercially introduced a product. Through March 31, 1999, we have incurred a cumulative deficit of approximately $119 million.

    We expect to continue to incur substantial and increasing losses over the next several years as we continue our research and development programs. Our ability to achieve and sustain profitable operations in the long term will depend on our ability to, among other things:

-    establish collaborative relationships;

-    complete our product development;

-    obtain regulatory approvals; and

-    achieve market acceptance for our products.

WE NEED SIGNIFICANT ADDITIONAL FUNDS AND MAY HAVE TO SELL ADDITIONAL STOCK OR RELINQUISH RIGHTS TO SOME OF OUR DRUG CANDIDATES AND TECHNOLOGY TO OBTAIN FUNDING; IF WE DO NOT OBTAIN FUNDING, WE MAY BE UNABLE TO CONTINUE OUR BUSINESS.

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

    We do not know if we will be able to raise funds on terms that are acceptable to us. If we sell additional stock, stockholders may experience substantial dilution. If we raise cash through licensing additional drugs and technologies to collaboration partners, we will be required to relinquish rights to some of our drugs and technologies.

    If we cannot raise enough cash to fund our operations, we may be forced to delay, reduce the scope of or eliminate one or more of our research or development programs. We may have to cease all operations if we are not successful in obtaining funds.

WE DEPEND ON THIRD PARTIES TO FUND OUR DRUG DEVELOPMENT; IF FUNDS FROM THOSE THIRD PARTIES ARE NOT AVAILABLE TO US IN THE FUTURE, WE MAY BE FORCED TO CEASE OPERATIONS.

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

    WE MAY BE UNABLE TO FULFILL OUR OBLIGATIONS UNDER THE COLLABORATION AGREEMENTS. We do not know if we will be able to fulfill our research and development obligations under each collaboration agreement. If we cannot fulfill our obligations, we may be required to terminate early one or both of the agreements and forfeit many of our rights under the agreements. In particular, our collaboration agreement with Wyeth-Ayerst provides that if the lead compound under development to treat anxiety fails to meet certain criteria, and if at that time we have not yet produced a back-up compound that meets another set of criteria, Wyeth-Ayerst can demand repayment of a portion of the funds paid to us under our collaboration agreement.
Currently, the amount that we may be required to pay back could be as much as $3 million, in cash or common stock. Although we hope to fulfill our obligations under the collaboration agreement so that Wyeth-Ayerst will not be able to demand repayment, we cannot assure we will be able to do so.

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

    WE MAY BE UNABLE TO ENTER INTO COLLABORATION AGREEMENTS IN THE FUTURE.
We plan to continue to enter into collaboration agreements with pharmaceutical companies to develop, market and sell our drug candidates. We do not know if we will be able to find additional partners interested in developing our drugs. Also, even if we find potential partners interested in our drugs, we do not know if we will be able to enter into collaboration agreements with these partners on terms and conditions that we find acceptable. Even if we do enter into additional collaboration agreements, we do not know if the collaborations will successfully develop drugs for marketing and sale. If we are unable to secure collaboration partners, we will not be able to develop our drug candidates.

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR PRODUCT CANDIDATES, WE WILL NOT BE ABLE TO SELL PRODUCTS AND GENERATE REVENUES.

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

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY OR TO AVOID INFRINGING THE RIGHTS OF OTHERS COULD IMPAIR OUR COMPETITIVE POSITION.

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

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES WITH GREATER FINANCIAL RESOURCES AND EXPERTISE; IF WE CANNOT COMPETE SUCCESSFULLY WITH THESE COMPANIES, THE VALUE OF OUR COMPANY AND OUR STOCK MAY BE GREATLY REDUCED.

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

IF OUR PRODUCTS ARE NOT COMMERCIALLY SUCCESSFUL OR REIMBURSED BY THIRD-PARTY PAYORS, WE WILL BE UNABLE TO GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

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

A PRODUCT LIABILITY CLAIM AGAINST US COULD CAUSE US TO INCUR SIGNIFICANT
LOSSES.

    Our business exposes us to potential product liability risks if any of our compounds or future products cause illness, injury or death. Although we currently have liability insurance covering our clinical trials, our coverage may not be sufficient to cover all potential claims. We do not know if we will be able to obtain and maintain such insurance for all of our clinical trials and future products. We will need to increase our insurance coverage in the future if we begin to market and sell any of our drug products under development. However, we do not know if we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities. A liability claim, regardless of merit or eventual outcome, could cause us to incur significant losses and materially adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS VERY VOLATILE, AND EXTREME PRICE FLUCTUATIONS COULD MATERIALLY ADVERSELY AFFECT THE VALUE OF ANY INVESTMENT IN COCENSYS COMMON STOCK.

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

THE SALE OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK MAY FURTHER DEPRESS OUR STOCK PRICE, WHICH COULD MATERIALLY ADVERSELY AFFECT THE VALUE OF ANY INVESTMENT IN COCENSYS COMMON STOCK.

    The sale of a large number of shares of our common stock in the public market could depress the market price of our common stock. Substantially all of the outstanding shares of our common stock may be sold at any time in the public markets. Approximately 650,000 freely tradable additional shares may be issued on exercise of vested options to purchase CoCensys stock. Current and former employees, consultants, officers and directors of CoCensys hold these options.

    We may be required to issue millions of additional shares of CoCensys common stock upon conversion of the Series E convertible preferred stock. As of June 22, 1999, 1,567 shares of the preferred stock remained issued and outstanding. Each share of the preferred stock is convertible into shares of CoCensys common stock at discount to the current market price of our common stock. If converted on June 22, 1999, based on the then-applicable conversion price of $0.51 per share, the remaining preferred stock would have been convertible into approximately 3.3 million additional shares of CoCensys common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. Stockholders may experience substantial dilution in their investment from issuance of additional common stock on conversion of the preferred stock.

    We also may be required to issue additional shares of CoCensys common stock in fulfillment of our obligations to Warner-Lambert Company. Under our collaboration agreement with Warner-Lambert, we will owe Warner-Lambert $1 million, plus interest, on December 31, 1999. The $1 million plus interest is payable in common stock or cash, at the election of Warner-Lambert. If the amount had been paid on June 22, 1999, and Warner-Lambert elected to receive the payment in stock, we would have had to issue to Warner-Lambert approximately 1,227,000 shares of common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. CoCensys stockholders could experience substantial dilution from issuance of additional common stock in satisfaction of our obligation to Warner-Lambert.

FAILURE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET MAY MATERIALLY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND THE VALUE OF COCENSYS COMMON STOCK.

    Our common stock is traded on the Nasdaq National Market under the symbol "COCN." In order to maintain our listing on the Nasdaq National Market, we must meet a number of listing requirements established by Nasdaq. Recently, we have not met all listing requirements, and there is a significant risk that we will not meet all listing requirements in the future.

    One Nasdaq National Market listing requirement is that we must maintain a minimum bid price of $1.00 per share. As of June 22, 1999, our closing bid price was $0.84 per share. We do not know if our bid price will achieve or sustain the required minimum price in the future. Nasdaq may remove our shares from trading on the Nasdaq National Market based on the fact that our bid price has recently been below $1.00 per share.

    A second Nasdaq National Market listing requirement is that the value of our shares held by the public must equal at least $5 million. As of June 22, 1999, the value of our publicly held shares equaled $3,896,748. Nasdaq may remove our shares from trading on the Nasdaq National Market based on the fact that the value of our publicly held shares is below $5 million.

    A third Nasdaq National Market listing requirement is that the value of our net assets must equal at least $4 million. As of March 31, 1999, our net assets equaled $4,681,000. We do not know if the value of our net assets will remain above $4 million. Nasdaq may remove our shares from trading on the Nasdaq National Market if our net assets fall below $4 million in the future.

    On April 29, 1999, we attended a hearing before Nasdaq regarding our continued listing on the Nasdaq National Market, based on the fact that our closing bid price had been under $1.00 per share and the fact that the value of our publicly traded stock was below $5 million. Nasdaq has not notified us of the result of the hearing or whether Nasdaq intends to take any action with respect to the continued listing of our common stock on the Nasdaq National Market. We do not know what Nasdaq will decide to do.

    We have discussed with Nasdaq whether it may be appropriate to move CoCensys' common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires that the bid price per share for our common stock be at least $1.00. However, the Nasdaq SmallCap Market has lower requirements for the minimum value of publicly held shares ($1 million) and the minimum required value of net assets ($2 million). We do not know if Nasdaq will consider moving our common stock to the Nasdaq SmallCap Market or if we will be able to satisfy the requirements for listing on that market.

    If we cannot maintain continued listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, our common stock could trade on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a stockholder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, our common stock could become subject to the "penny stock" regulations of the SEC, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the liquidity of our common stock. If we do not maintain our listing on the Nasdaq National Market or Nasdaq SmallCap, we may be required to redeem the Series E preferred stock. Redemption of the preferred stock would significantly deplete our cash reserves and materially adversely affect our operations and financial condition.

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

                                                                        High       Low
                                                                      --------   --------
1997
    First quarter                                                     $  62.00   $   36.00
    Second quarter                                                    $  47.00   $   21.50
    Third quarter                                                     $  50.00   $   23.00
    Fourth quarter                                                    $  48.50   $   23.50

1998
    First quarter                                                     $  36.00   $   23.00
    Second quarter                                                    $  29.00   $   16.50
    Third quarter                                                     $  21.50   $    7.00
    Fourth quarter                                                    $  18.00   $    2.00


b)       Holders

         As of March 17, 1999 there were 400 holders of record of the Company's Common Stock.

c)       Dividends

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

d)       Recent Sales of Unregistered Securities

         Pursuant to the terms of the Series E Convertible Preferred Stock issued in June 1998, on November 4, 1998, the Company issued additional warrants to the original investors to purchase 12,500 shares of common stock. The warrants are exercisable into Common Stock at $5.04 per share and expire in November 2002. The issuance was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.


ITEM 6.            SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data. Certain reclassifications have been made to prior year data to conform to the 1998 presentation.

                                                                         YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  -----------   -----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:                              (In thousands, except per share data)
Revenues:
   Co-promotion revenues                    $       540   $     3,264   $     9,085    $   10,414    $    7,402
   Co-development revenues                        2,046         8,650         6,073         1,970             -
                                            -----------   -----------   -----------    ----------    ----------
Total revenues                                    2,586        11,914        15,158        12,384         7,402

Operating expenses:
   Research and development                      15,745        23,308        20,949        17,662        11,569
   Marketing, general and administrative          3,894         9,975        13,862        13,383         7,673
   Acquired research and development                  -             -             -             -        14,879
                                            -----------   -----------   -----------    ----------    ----------
Total operating expenses                         19,639        33,283        34,811        31,045        34,121
                                            -----------   -----------   -----------    ----------    ----------
Operating loss                                  (17,053)      (21,369)      (19,653)      (18,661)      (26,719)
                                            -----------   -----------   -----------    ----------    ----------
   Gain on disposition of sales force (1)         1,000         4,728             -             -             -
   Interest income                                  908           898         1,304           717           373
   Interest expense                                 (81)          (78)         (139)         (178)         (240)
                                            -----------   -----------   -----------    ----------    ----------
Net loss                                        (15,226)      (15,821)      (18,488)      (18,122)      (26,586)
Accretion of preferred stock
   for beneficial conversion feature                890             -             -             -             -
Dividends on preferred stock                      1,052             -             -             -             -
                                            -----------   -----------   -----------    ----------    ----------
Net loss attributable to
   common shareholders                      $   (17,168)  $   (15,821)  $   (18,488)   $  (18,122)   $  (26,586)
                                            ===========   ===========   ===========    ==========    ==========

Basic and diluted loss per share (2)        $     (5.60)  $     (5.60)  $     (6.79)   $    (8.39)   $   (18.64)
                                            ===========   ===========   ===========    ==========    ==========
Shares used in computing basic
   and diluted loss per share                     3,066         2,822         2,723         2,161         1,426
                                            ===========   ===========   ===========    ==========    ==========

                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  -----------   -----------    ----------    ----------
BALANCE SHEET DATA:                                                   (In thousands)
Cash, cash equivalents and
   investments                              $    12,195   $    12,960   $    17,999    $   13,449    $    8,924
Working capital                                   5,315         8,374        14,434         6,753         3,766
Total assets                                     15,099        16,916        22,051        18,201        15,216
Long-term obligations                               392         1,101           324           406           696
Accumulated deficit                            (116,151)      (98,983)      (83,162)      (64,674)      (46,552)
Total stockholders' equity                        7,506        10,831        16,947        10,644         8,547

     (1) In October 1997, the Company sold its sales and marketing force as discussed in Note 4 to the Financial Statements.

     (2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see the Notes to Financial Statements.

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

         MARKETING, GENERAL AND ADMINISTRATIVE expenses were $3.9 million in fiscal 1998 compared to $10.0 million in 1997. This decrease of $6.1 million, or 61 percent, is due to the disposition of the sales and marketing force in October 1997. As a result of this transaction, the Company incurred nine months of expense associated with the sales function in fiscal 1997 compared to no expense in fiscal 1998.

         GAIN ON DISPOSITION OF SALES FORCE was $1.0 million in fiscal 1998 compared to a gain of $4.7 million in 1997. The fiscal 1998 gain related to two deferred payments that were based on Watson's ability to retain certain percentages of the sales and marketing force at specified dates subsequent to the sale. No further payments are due to the Company from Watson.

         ACCRETION OF PREFERRED STOCK FOR BENEFICIAL CONVERSION FEATURE was $890,000 in fiscal 1998 whereas there was none in the prior year. The beneficial conversion feature allows holders of the Company's Series E Convertible Preferred Stock to convert into common stock at a discount of 10% below the market price of the common stock starting 122 days after issuance. At the time the Series E Convertible Preferred Stock was issued in June 1998, $890,000 of the $8.0 million in proceeds was allocated to the beneficial conversion feature. This amount was amortized over the 122 day period ended October 8, 1998.

         DIVIDENDS ON PREFERRED STOCK were $1.1 million in fiscal 1998 whereas no dividends were recorded in the prior fiscal year. Of the fiscal 1998 total, $562,000 related to dividends on the Company's Series D Convertible Preferred Stock issued in October 1997 and January 1998 to Warner-Lambert Company ("Warner-Lambert") in connection with a research and development program, and $490,000 related to the Company's Series E Convertible Preferred Stock issued in June 1998 to private investors. All dividends result in an increase in the value of outstanding preferred stock and do not involve the payment of any cash.

1997 AS COMPARED TO 1996

         CO-PROMOTION REVENUES were $3.3 million for the year ended December 31, 1997, compared to $9.1 million in fiscal 1996. This $5.8 million, or 64 percent, decrease in 1997 compared to 1996 resulted from the termination of the Novartis Pharma, A.G. ("Novartis") co-promotion agreement in December 1996, the loss of co-promotion rights for Cognex(R) in June 1997 and the sale of the sales and marketing force in October 1997.

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

         MARKETING, GENERAL AND ADMINISTRATIVE expenses were $10.0 million in fiscal 1997 compared to $13.9 million in 1996. This decrease of $3.9 million, or 28 percent, is due to the disposition of the sales and marketing force in October 1997. As a result of this transaction, the Company incurred nine months of expense associated with the sales function in fiscal 1997 compared twelve months of expense in fiscal 1996.

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

         On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8.0 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. See Note 2 of the Notes to Financial Statements "Private Placement of Preferred Stock," below.

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

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, as is to a varying degrees dependent upon, a large number of third parties, that do not share information systems with the Company (external agents), who provide information, services and goods. These external agents include financial institutions, suppliers, vendors, research partners and governmental agencies. The Company has instituted programs, including internal records review and use of external questionnaires, to identify third parties, assess their level of Year 2000 compliance, update contracts and address potential non-compliance issues. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

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

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)        FINANCIAL STATEMENTS

           The financial statements required by this item are submitted in a separate section beginning on Page 34 of this report.

           Financial Statements of CoCensys, Inc.
           --------------------------------------
           Report of Independent Auditors                                   34
           Balance Sheets as of December 31, 1998 and 1997                  35
           Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996; and the period from

              inception (February 15, 1989) to December 31, 1998            36
           Statements of Stockholders' Equity  for the period from

             inception (February 15, 1989) to December 31, 1998             37
           Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996; and the period from

             inception (February 15, 1989) to December 31, 1998             40
           Notes to Financial Statements                                    41

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

                                  COCENSYS, INC.

Date:    June 28, 1999            By:   /s/ F. Richard Nichol, Ph.D.
                                        -------------------------------------
                                        (F. Richard Nichol, Ph.D.)
                                        Chairman of the Board,
                                        President and Chief Executive Officer

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

                                                       /s/  ERNST & YOUNG LLP

Orange County, California
January 29, 1999, except for the
  last paragraph of Note 2 as to
  which the date is March 24, 1999
  and the second paragraph of Note 1,
  as to which the date is April 15, 1999

                                 COCENSYS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                              DECEMBER 31,        DECEMBER 31,
                                                                                   1998                1997
                                                                            -----------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $      2,222          $      3,410
  Short-term investments                                                           9,973                 9,050
  Other current assets                                                               321                   898
                                                                            ------------          ------------
TOTAL CURRENT ASSETS                                                              12,516                13,358

Property and equipment, net                                                        2,466                 2,823
Investments                                                                            -                   500
Notes receivable from officers                                                        56                   178
Other noncurrent assets                                                               61                    57
                                                                            ------------          ------------
                                                                            $     15,099          $     16,916
                                                                            ============          ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $        534          $        866
  Accrued compensation and benefits                                                  748                 1,107
  Due to corporate partners                                                        1,322                   747
  Other accrued liabilities                                                        1,326                 1,911
  Deferred revenue                                                                 2,955                     -
  Capital lease obligations - current portion                                        316                   353
                                                                            ------------          ------------
TOTAL CURRENT LIABILITIES                                                          7,201                 4,984

Capital lease obligations, less current portion                                      366                   567
Other liabilities                                                                     26                   534

Commitments and contingencies

Stockholders' equity:
  Convertible nonvoting preferred stock, $.001 par value Authorized shares -
    5,000,000 Issued and outstanding shares - 206,445 at December 31, 1998
      and 214,286 at December 31, 1997                                            16,386                13,000
  Common stock, $.001 par value
    Authorized shares - 75,000,000
    Issued and outstanding shares - 3,422,773 at December 31, 1998
      and 2,857,188 at December 31, 1997                                         107,381                97,230
  Deficit accumulated during the development stage                              (116,151)              (98,983)
  Deferred compensation                                                             (138)                 (430)
  Accumulated other comprehensive income                                              28                    14
                                                                            ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                                         7,506                10,831
                                                                            ------------          ------------
                                                                            $     15,099          $     16,916
                                                                            ============          ============

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                      (FEBRUARY 15,
                                                                  YEAR ENDED DECEMBER 31,               1989) TO
                                                          ---------------------------------------     DECEMBER 31,
                                                            1998           1997             1996           1998
                                                          --------       ---------      ---------    ------------
REVENUES
  Co-promotion revenues from corporate partners           $    540       $   3,264      $   9,085    $    30,705
  Co-development revenues from corporate partners            2,046           8,650          6,073         18,739
                                                          --------       ---------      ---------    -----------
Total revenues                                               2,586          11,914         15,158         49,444
                                                          --------       ---------      ---------    -----------

OPERATING EXPENSES
  Research and development                                  15,745          23,308         20,949        106,674
  Marketing, general and administrative                      3,894           9,975         13,862         52,050
  Acquired research and development                              -               -              -         14,879
                                                          --------       ---------      ---------    -----------
Total operating expenses                                    19,639          33,283         34,811        173,603
                                                          --------       ---------      ---------    -----------

Operating loss                                             (17,053)        (21,369)       (19,653)      (124,159)

Gain on disposition of sales force                           1,000           4,728              -          5,728
Interest income                                                908             898          1,304          5,361
Interest expense                                               (81)            (78)          (139)        (1,139)
                                                          --------       ---------      ---------    -----------

Net loss                                                   (15,226)        (15,821)       (18,488)      (114,209)

Accretion of preferred stock
  for beneficial conversion feature                            890               -              -            890
Dividends on preferred stock                                 1,052               -              -          1,052
                                                          --------       ---------      ---------    -----------

Net loss applicable to common stockholders                $(17,168)      $ (15,821)     $ (18,488)   $  (116,151)
                                                          ========       =========      =========    ===========

Basic and diluted loss per share                          $  (5.60)      $   (5.60)     $   (6.79)
                                                          ========       =========      =========

Shares used in computing basic
   and diluted loss per share                                3,066           2,822          2,723
                                                          ========       =========      =========

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                                                DEFICIT                ACCUMULATED
                                        CONVERTIBLE                            ACCUMULATED                OTHER
                                     PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED  COMPREHENSIVE     TOTAL
                                     ------------------  --------------------  DEVELOPMENT    COMPEN-     INCOME     STOCK HOLDERS'
                                     SHARES     AMOUNT     SHARES    AMOUNT      STAGE        SATION      (LOSS)         EQUITY
                                   ----------   -------  ---------   -------- -----------   --------  -------------  --------------
Net loss                                    -    $    -          -    $      - $     (147)  $      -  $           -   $      (147)
Issuance of common stock for
  cash at $0.04 per share                   -         -     122,500          5          -          -              -             5
                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1989                -        -      122,500          5       (147)         -              -          (142)

Net loss                                    -        -            -          -       (910)         -              -          (910)
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of
  offering costs of $5 at $.25
  per share                           400,000        95           -          -          -          -              -            95
Issuance of Series B convertible
 preferred stock for $3,110 cash
 and conversion of $515 of
 convertible promissory notes, net
 of offering costs of $46 at $1.50
 per share                          2,416,666     3,579          -          -           -          -              -         3,579
Issuance of warrants to purchase
  30,100 shares of Series B
  convertible preferred stock in
  connection with a note payable            -         8          -          -           -          -              -             8
Common stock issued in connection
  with services rendered                    -         -        834          -           -          -              -             -

                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1990        2,816,666     3,682    123,334          5     (1,057)          -              -         2,630

Net loss                                    -         -          -          -     (2,369)          -              -        (2,369)
Common stock issued in connection
  with services rendered                    -         -        417          -           -          -              -             -
                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1991        2,816,666     3,682    123,751          5     (3,426)          -              -           261

Net loss                                    -         -          -          -     (6,267)          -              -        (6,267)
Issuance of Series C convertible
  preferred stock for cash, net
  of offering costs of
  $60 at $5.00 per share            2,631,218    13,096          -          -           -          -              -        13,096
Issuance of Series C convertible
  preferred stock in exchange for
  services at $5.00 per share           3,332        17          -          -           -          -              -            17
Issuance of Series C convertible
  preferred stock in exchange for
  stock purchase
  option at $5.00 per share            20,000       100          -          -           -          -              -           100
Deferred compensation related to
  the issuance of certain stock
  options                                   -         -          -      2,842           -     (2,842)             -             -
Amortization of deferred compensation       -         -          -          -           -        152              -           152
                                    ---------   -------  ---------   -------- -----------   --------  -------------  -------------
BALANCE AT DECEMBER 31, 1992        5,471,216    16,895    123,751      2,847     (9,693)     (2,690)             -         7,359

Net loss                                    -         -          -          -    (10,273)          -              -       (10,273)
Issuance of Series B convertible
  preferred stock in exchange for
  noncash exercise of warrants         25,083       226          -          -           -          -              -           226
Conversion of convertible preferred
  stock into common stock at the
  close of the initial public
  offering                         (5,496,299) (17,121)    687,037     17,121           -          -              -             -
Issuance of common stock for cash
  in initial public offering at
  $72.00 per share, net of offering
  costs and underwriters' discount
  of $2,193                                 -         -    312,500     20,307           -          -              -        20,307
Common stock issued in connection
  with stock options                        -         -     14,600         18           -          -              -            18
Issuance and termination of
  certain stock options                     -         -          -         43           -        (43)             -             -
Amortization of deferred
 compensation                               -         -          -          -           -        760              -           760
                                   ----------   -------  ---------   -------- -----------   --------  -------------  -------------
BALANCE AT DECEMBER 31, 1993                -         -  1,137,888     40,336    (19,966)     (1,973)             -        18,397

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               (In thousands, except share and per share amounts)


                                                                                DEFICIT               ACCUMULATED
                                        CONVERTIBLE                            ACCUMULATED                OTHER
                                     PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED  COMPREHENSIVE     TOTAL
                                     ------------------  --------------------  DEVELOPMENT    COMPEN-     INCOME     STOCK HOLDERS'
                                     SHARES     AMOUNT     SHARES    AMOUNT      STAGE        SATION      (LOSS)         EQUITY
                                   ---------    -------  ---------   -------- -----------   --------  -------------  --------------
Net loss                                   -          -          -          -     (26,586)         -              -        (26,586)
Unrealized loss on investments             -          -          -          -          -           -            (25)           (25)
                                                                                                                        ----------
Comprehensive income                       -          -          -          -          -           -              -        (26,611)
Purchase of common stock by Acea
  shareholders pursuant to merger
  agreement at $36.48 and $40.88 per share -          -     51,921      2,002          -           -              -          2,002
Acquisition of Acea in exchange for
  common stock at $24.00 per share         -          -    473,042     11,353          -           -              -         11,353
Exchange of Acea options and warrants
  for equivalent options and warrants      -          -          -        592          -           -              -            592
Purchase of common stock by corporate
  partner at $36.08 per share               -          -     55,402      2,000          -           -              -          2,000
Common stock issued in connection with:
  Stock options                            -          -      8,548         32          -           -              -             32
  Other employee programs                  -          -      2,500         75          -           -              -             75
Issuance and termination of certain
  stock options                            -          -          -        110          -        (110)             -              -
Amortization of deferred compensation      -          -          -          -          -         707              -            707
                                   ---------    -------  ---------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1994               -          -  1,729,301     56,500     (46,552)    (1,376)          (25)          8,547

Net loss                                   -          -          -          -     (18,122)          -              -       (18,122)
Unrealized gain on investments             -          -          -          -          -           -              3              3
                                                                                                                         ---------
Comprehensive income                       -          -          -          -          -           -              -        (18,119)
Purchase of common stock by corporate
  partner at $27.84 per share              -          -    179,372      5,000          -           -              -          5,000
Issuance of common stock and related
  warrants for cash at $26.00 per share,

  net of cost of $149                      -          -    463,462     11,901          -           -              -         11,901
Purchase of common stock by corporate
  partner at $56.00 per share, net of
  costs of $14                             -          -     35,746      1,986          -           -              -          1,986
Common stock issued in connection with:
  Stock options                            -          -     11,072        109          -           -              -            109
  Employee Stock Purchase Plan             -          -      4,966        152          -           -              -            152
  Other employee programs                  -          -        500         29          -           -              -             29
Issuance and termination of certain

  stock options                            -          -          -        619          -        (619)             -              -
Amortization of deferred compensation      -          -          -          -          -       1,039              -          1,039
                                   ---------    -------  ---------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1995               -          -  2,424,419     76,296    (64,674)       (956)           (22)        10,644

Net loss                                   -          -          -          -    (18,488)          -              -        (18,488)
Unrealized gain on investments             -          -          -          -          -           -             50             50
                                                                                                                         ---------
Comprehensive income                       -          -          -          -          -           -              -        (18,438)
Issuance of common stock for cash
 at $52.00 per share, net of costs
 of $1,162                                 -          -    303,750     14,633          -           -              -         14,633
Issuance of Series B convertible
  preferred stock for cash to
  corporate partner                  100,000      7,000          -          -          -           -              -          7,000
Common stock issued in connection
with:
  Stock options                            -          -     17,345        194          -           -              -            194
  Employee Stock Purchase Plan             -          -     14,093        446          -           -              -            446
  Other employee programs                  -          -        813         54          -           -              -             54
Issuance and termination of
  certain stock options                    -          -          -      2,363          -        (629)             -          1,734
Amortization of deferred
compensation                               -          -          -          -          -         680              -            680
                                   ---------    ------- ----------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1996         100,000      7,000  2,760,420    93,986     (83,162)       (905)           28          16,947

                             See accompanying notes

                                 COCENSYS, INC.
                          (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               (In thousands, except share and per share amounts)

                                                                                DEFICIT                ACCUMULATED
                                        CONVERTIBLE                            ACCUMULATED                OTHER
                                     PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED  COMPREHENSIVE     TOTAL
                                     ------------------  --------------------  DEVELOPMENT    COMPEN-     INCOME     STOCK HOLDERS'
                                     SHARES     AMOUNT     SHARES    AMOUNT      STAGE        SATION      (LOSS)         EQUITY
                                   ---------    -------  ---------   -------- -----------   --------  -------------  --------------
Net loss                                   -          -          -          -    (15,821)         -              -         (15,821)
Unrealized loss on investments             -          -          -          -          -          -            (14)            (14)
                                                                                                                         ---------
Comprehensive income                       -          -          -          -          -          -              -         (15,835)
Issuance of Series C convertible
  preferred stock for cash to
  corporate partner                  100,000      5,000          -          -          -          -              -           5,000
Issuance of Series D convertible
  preferred stock for cash to
  corporate partner                   14,286      1,000          -          -          -          -              -           1,000
Issuance of common stock for
  cash at $49.28 per share to
  corporate partner                        -          -     40,558      2,000          -          -              -           2,000
Common stock issued in connection with:
  Services rendered                        -          -      2,914          8          -          -              -               8
  Stock options                            -          -     41,934        202          -          -              -             202
  Employee Stock Purchase Plan             -          -     11,362        251          -          -              -             251
Issuance and termination of certain
 stock options                             -          -          -        783          -        206              -             989
Amortization of deferred compensation      -          -          -          -          -        269              -             269
                                   ---------    ------- ----------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1997         214,286     13,000  2,857,188     97,230    (98,983)      (430)            14          10,831

Net loss                                   -          -          -          -    (17,168)         -              -         (17,168)
Unrealized gain on investments             -          -          -          -          -          -             14              14
                                                                                                                          --------
Comprehensive income                       -          -          -          -          -          -              -         (17,154)
Conversion of Series B convertible
  preferred into common stock by
  corporate partner                 (100,000)    (7,000)   200,000      7,000          -          -              -               -
Issuance of Series D convertible
  preferred stock for cash to
  corporate partner                   85,714      3,429          -          -          -          -              -           3,429
Issuance of Series E convertible
  preferred stock, related warrants
  and beneficial conversion feature
  for cash, less offering costs        8,000      6,611          -      1,280          -          -              -           7,891
Conversion of Series E convertible
  preferred into common stock by
  investors                           (1,555)    (1,596)   320,383      1,596          -          -              -               -
Accretion of preferred stock for
  beneficial conversion feature            -        890          -          -          -          -              -             890
Dividends accrued on preferred stock       -      1,052          -          -          -          -              -           1,052
Common stock issued in connection with:

  Services rendered                        -          -      3,416        126          -          -              -             126
  Stock options                            -          -     24,419         48          -          -              -              48
  Employee Stock Purchase Plan             -          -     17,055        135          -          -              -             135
  Other employee programs                  -          -        312         10          -          -              -              10
Issuance and termination of certain
  stock options                            -          -          -        (44)         -        148              -             104
Amortization of deferred compensation      -          -          -          -          -        144              -             144
                                   ---------    ------- ----------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1998         206,445  $  16,386  3,422,773  $ 107,381 $ (116,151)   $  (138)  $         28   $       7,506
                                   =========    ======= ==========   ========  ==========   ========= =============  =============

                             See accompanying notes

                                COCENSYS, INC.
                         (A development stage company)

                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                                                (FEBRUARY 15,
                                                                                  YEAR ENDED DECEMBER 31,          1989) TO
                                                                          ------------------------------------    DECEMBER 31,
                                                                             1998           1997         1996         1998
                                                                          ----------   -----------  -----------  -------------
OPERATING ACTIVITIES
Net loss                                                                  $  (15,226)  $  (15,821)  $  (18,488)   $(114,209)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  907          936        2,072        7,732
  Amortization of deferred compensation                                          144          269          680        3,751
  Issuance of stock, stock options and warrants for services                     240          419        1,788        2,576
  Loss on sale of fixed assets                                                     -           74            -          100
  Gain on disposition of sales force                                          (1,000)      (4,728)           -       (5,728)
  Acquired research and development                                                -            -            -       12,279
  Decrease (increase) in other current assets                                    191           72         (101)        (365)
  Decrease (increase) in receivables from partners                               386          245         (659)         (28)
  Increase (decrease) in amounts due to partners                                 575          301       (2,698)       1,322
  Increase in deferred revenue                                                 2,955            -            -        2,955
  Increase (decrease) in accounts payable and other accrued liabilities       (1,784)        (991)          685         982
                                                                          ----------   -----------  -----------   ---------
NET CASH USED IN OPERATING ACTIVITIES                                        (12,612)     (19,224)     (16,721)     (88,633)
                                                                          ----------   ----------   ----------    ---------
INVESTING ACTIVITIES
Decrease (increase) in investments                                              (409)       7,386      (10,343)      (9,945)
Purchases of property and equipment                                             (566)      (1,475)        (812)      (7,666)
Decrease (increase) in other assets and notes receivable from officers           118       (1,083)         199       (1,273)
Cash received on sale of fixed assets                                             16            1            -           36
Cash received on disposition of sales force                                    1,000        8,000            -        9,000
Increase in deferred costs                                                         -            -            -       (2,475)
Acquisition of Acea, net of cash acquired                                          -            -            -          (62)
                                                                          ----------   -----------  -----------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              159       12,829        (10,956)   (12,385)
                                                                          ----------   ----------   ------------  ---------
FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                  183        2,460       15,273       61,428
Net cash proceeds from issuance of preferred stock                            11,320        6,000        7,000       40,701
Proceeds from sales/leaseback of fixed assets and notes payable                  281        1,002          649        5,516
Payments on capital lease obligations and notes payable                         (519)        (707)      (1,090)      (4,405)
                                                                          -----------  ----------   ----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     11,265        8,755       21,832       103,240
                                                                          ------------ ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,188)       2,360       (5,845)       2,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,410        1,050        6,895            -
                                                                          -----------  -----------  -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    2,222   $    3,410   $    1,050    $   2,222
                                                                          ==========   ==========   ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest                                                  $       81   $       66   $       139   $      901
                                                                          ==========   ==========   ===========   ==========
  Non-Cash Financing Activity:
  Accretion of preferred stock for beneficial conversion feature          $      890   $        0   $        0    $      890
                                                                          ==========   ==========   ==========    ==========

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

The Company invests primarily in U.S. government securities and corporate obligations. The following table summarized unrealized gains and losses on the Company's investments:

                                                                   Gross            Gross
                                                                unrealized       unrealized           Fair
                                                 Cost              loss             gain              value
                                            --------------    --------------    -------------    --------------
         As of December 31, 1998            $   11,342,471    $     (15,045)    $      43,433    $  11,507,135
         As of December 31, 1997            $   11,694,727    $      (3,401)    $      18,150    $  11,855,580

Realized gains and losses were not significant for the years ended December 31, 1998, 1997 and 1996.

In October 1998, the Company established an escrow account to hold funds that are committed to satisfy an obligation related to the purchase of certain drug marketing rights and new drug approvals (NDAs) in connection with the disposition of its sales and marketing force in October 1998. The escrow account held $552,400 and $1,005,900 at December 31, 1998 and 1997, respectively. Under the terms of the escrow agreement, $500,000 will be paid in October 1999 to satisfy the remaining obligation and all excess funds will be released to the Company.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following at December 31, (in thousands):

                                                                 1998            1997
                                                             ----------       ---------
Laboratory equipment                                        $    2,271        $    2,218
Computer equipment and software                                  1,483             1,107
Office equipment                                                   924               930
Leasehold improvements                                           2,206             2,105
                                                            ----------        ----------
                                                                 6,884             6,360
Less accumulated depreciation                                   (4,418)           (3,537)
                                                            ----------        ----------
Net property and equipment                                  $    2,466        $    2,823
                                                            ==========        ==========

The carrying value of leased assets (treated as capital leases) at December 31, 1998 and 1997 were $1,082,000 and $1,007,000 respectively, net of accumulated amortization of $204,000 and $130,000 respectively.

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

During fiscal 1998, the holders of the Series E Preferred converted approximately $1.6 million, including accrued dividends, into approximately 320,000 shares of common stock. Through March 24 of fiscal 1999, the holders of the Series E Preferred converted approximately $1.5 million, including accrued dividends, into approximately 835,000 shares of common stock. The impact of the conversion on loss per share would be anti-dilutive.

3. CYTOVIA LICENSING AGREEMENT

     In January 1998, the Company licensed certain non-core technology to Cytovia, Inc., a new company that focuses on the commercialization of patented drug screening technology, using living cells, in the area of apoptosis or programmed cell death. In exchange, CoCensys received shares of common stock of Cytovia, will be entitled to receive certain royalties and will retain certain rights relating to the development of future therapeutic agents for central nervous system disorders. As of December 31, 1998, CoCensys' interest in Cytovia was less than twenty percent and is accounted for on a cost basis and is valued at zero.

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

Under the 1997 Amended Warner Collaboration Agreement, both companies share technology and resources to develop SSNRA candidates. The parties are obligated to make specified contributions to development costs with respect to any development candidates. Promotion costs of, and profits from any products developed under the agreement will be shared equally in the United States and Japan. Warner-Lambert will have the exclusive right to develop and market any product, at its own cost, for markets outside the United States and Japan, subject to a specified royalty payment to the Company. Warner-

Lambert is obligated to pay its specified portion of the development costs and to make certain milestone payments, upon achievement of certain clinical development and regulatory milestones, for each development compound. Payments received under both the 1995 Warner Collaboration Agreement 1997 Amended Warner Collaboration Agreement are recognized as co-development revenues and payments made are recognized as expenses.

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

8.   PROMOTION AGREEMENT WITH SOMERSET PHARMACEUTICALS, INC.

In January 1996, the Company and Somerset Pharmaceuticals, Inc. ("Somerset") entered into the Somerset Promotion Agreement, pursuant to which the Company, through its Sales Force, promoted Somerset's drug Eldepryl(R) to neurologists in the United States for the treatment of Parkinson's disease. Effective January 1, 1997, the initial agreement was superseded by the 1997 Somerset Promotion Agreement. Under the 1997 Somerset Promotion Agreement, CoCensys had the exclusive right to detail Eldepryl to certain neurologists and other physicians in the United States and was compensated based upon the number of details undertaken and gross sales of Eldepryl. In October 1997 the Company sold its sales and marketing force, and all related co-promotion agreements, to Watson.

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

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office and research facilities and certain equipment under operating leases and capital leases with varying terms extending through July 2002. Annual future minimum payments under operating and capital leases as of December 31, 1998, are as follows (in thousands):

                                                              OPERATING         CAPITAL
                                                                LEASES          LEASES
                                                             ----------       ---------
                   Year ending December 31,
                     1999                                    $     890        $      372
                     2000                                          886               320
                     2001                                          879                72
                     2002                                          548                 -
                                                            ----------        ----------

                   Total minimum payments                       $3,203               764
                                                            ==========
                   Less amount representing interest                                 (82)
                                                                              ----------
                   Present value of future minimum payments                          682
                   Current portion                                                  (316)
                                                                              ----------
                   Long-term portion                                          $      366
                                                                              ==========

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,006,000, $1,040,000, and $1,082,000, respectively.

CONTINGENT BONUSES

In December 1998, the Board of Directors approved a broad-based 1999 employee bonus program whereby an aggregate of approximately $390,000 may be paid to employees contingent upon the occurrence of certain events.

11.  COMMON STOCK

The Company has reserved 1.6 million shares of common stock for issuance upon exercise of options and warrants, for issuance under the 1995 Employee Stock Purchase Plan and for conversion of all preferred stock except the Series E Preferred. The Series E Preferred is convertible at a rate based on the market price of the common stock and is not subject to a minimum conversion price. Based on the December 31, 1998 closing price for the Company's common of $2.50 per share, the Series E Preferred outstanding at year end, including accrued dividends, was convertible into approximately 3.0 million shares of common stock.

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

                                                 YEARS ENDED DECEMBER 31,
                                         -----------------------------------------
                                             1998           1997            1996
                                          --------        ---------      ---------
        Net loss                          $(19,516)       $(17,974)      $(19,745)
                                          =========       =========      ========

        Net loss per share                $  (6.40)       $  (6.40)      $  (7.28)
                                          =========       =========      ========


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                            YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
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
        Expected option term                                       4.5 years       4.6 years      5.0 years

A summary of the Company's stock option activity, including those issued outside of plans, and related information is as follows (in thousands, except per share amounts):


                                                     WEIGHTED-
                                     AVAILABLE        SHARES           OPTION         AGGREGATE         AVERAGE
                                        FOR             OUT-            PRICE         EXERCISE         EXERCISE
                                       GRANT          STANDING        PER SHARE         PRICE            PRICE
                                     ---------       ---------        ---------       ---------       ----------
BALANCE, DECEMBER 31, 1995                  87             301     $ 0.40 - $65.04    $    7,195      $    23.92
   Authorized                              475               -            -                   -               -
   Granted                                (120)            120     $26.00 - $73.04         5,719           47.52
   Exercised                                 -             (17)    $ 1.60 - $41.68          (193)          11.12
   Canceled and forfeited                   23             (23)    $ 4.00 - $67.04          (943)          40.96
                                    ----------      ----------                        ----------
BALANCE, DECEMBER 31, 1996                 465             381     $ 0.40 - $73.04        11,778           30.88
   Granted                                (213)            213     $24.00 - $57.04         8,698           40.88
   Exercised                                 -             (39)    $ 0.40 - $41.68          (199)           5.04
   Canceled and forfeited                   26             (26)    $20.00 - $67.04        (1,114)          42.96
                                    ----------      ----------                        ----------
BALANCE, DECEMBER 31, 1997                 278             529     $ 0.40 - $73.04        19,163           36.24
   Authorized                              250               -            -                   -               -
   Retired                                 (82)              -            -                   -               -
   Granted                                (245)            245     $ 2.00 - $31.04         3,107           12.64
   Exercised                                 -             (21)    $ 1.04 - $26.32           (49)           2.40
   Canceled and forfeited                  146            (146)    $12.24 - $73.04        (5,199)          35.84
                                    ----------      ----------                        ----------
BALANCE, DECEMBER 31, 1998                 347             607     $ 0.40 - $73.04    $   17,022      $    28.00
                                    ==========      ==========                        ==========

The weighted-average fair value of options granted was $12.72, $24.48 and $26.00 during 1998, 1997 and 1996, respectively. The weighted-average remaining contract life was 6.4 years, 7.3 years and 6.8 years for 1998, 1997 and 1996, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:

         RANGE                                                WEIGHTED                        WEIGHTED
          OF               NUMBER            REMAINING         AVERAGE         NUMBER         AVERAGE
       EXERCISE         OUTSTANDING         CONTRACTUAL       EXERCISE       EXERCISABLE      EXERCISE
        PRICES         (IN THOUSANDS)          LIFE             PRICE      (IN THOUSANDS)      PRICE
       --------        -------------       -----------       ---------     --------------     --------
  $ 0.40 to 12.00           253                7.2            $ 6.96             105          $ 4.56
   16.24 to 24.00            20                5.7             20.80              17           20.80
   24.56 to 36.00           109                7.5             28.16              56           27.92
   37.04 to 73.04           225                5.6             52.24             175           52.48

Options to purchase approximately 353,000, 238,000 and 188,000 million shares of common stock were exercisable as of December 31, 1998, 1997 and 1996, respectively.

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

1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

In December 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each such director is granted an option to purchase 2,500 shares of common stock (5,000 shares for the Chairman of the Board). At the beginning of each fiscal year, each non-employee director will be granted an option to purchase an additional 1,000 shares of common stock (1,500 for the Chairman). Vesting on the initial grant occurs in five equal annual installments from the date of the grant for each year that the optionee remains a director. Annual grants vest in full one year from the date of grant. Vesting accelerates upon certain changes in ownership of the Company. The exercise price of options under the Directors' Plan must equal or exceed the fair market value of the common stock on the date of the grant.

1995 EMPLOYEE STOCK PURCHASE PLAN

In March 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved 43,750 shares of common stock for issuance thereunder. In June 1997, the Company reserved an additional 25,000 shares for issuance under the plan, which was approved by shareholders in June 1998. Pursuant to the provision of the plan, employees purchased 17,055, 11,362 and 14,093 shares of common stock in 1998, 1997 and 1996, respectively, at $1.92 to $56.96 per share.

1996 EQUITY INCENTIVE PLAN

In December 1996, the Company adopted the 1996 Equity Incentive Plan to provide for the issuance of stock options, restricted stock, stock bonuses and stock appreciation rights to employees, directors or consultants, at the discretion of the Board of Directors. The plan permits the Company to grant incentive stock options at 100% of the fair value at the date of grant, while nonqualified stock options may be granted at 85% of the fair value at the grant date. Options granted will generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting will begin on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting will be subject to continued employment with the Company. The options will expire ten years from the date of grant or 90 days from termination, if sooner. The Company has reserved 350,000 shares of common stock for issuance under this plan.

1998 NON-OFFICER EQUITY INCENTIVE PLAN

In September 1998, the Company adopted the 1998 Non-Officer Equity Incentive Plan to provide for the issuance of stock options, restricted stock and stock bonuses to employees or consultants, at the discretion of the Board of Directors. Officers of the Company are not eligible to receive any benefits under this plan. The plan permits the Company to grant nonqualified stock options with an exercise price of not less than 85% of the fair value at the grant date. Options granted will generally vest at the rate of 25% of the total shares upon the first anniversary of the vesting commencement date, and 2.08% of the total shares per month thereafter. Vesting will begin on either the grant date or, if different, on the vesting commencement date specified by the Board of Directors. Such vesting will be subject to continued employment with the Company. The options will expire ten years from the date of grant or 90 days from termination, if sooner. The Company has reserved 250,000 shares of common stock for issuance under this plan.

OTHER OPTIONS AND WARRANTS

In September 1990, the Company granted to a director of the Company an option to purchase 2,500 shares of common stock at $0.40 per share, outside of any plans. The option is fully vested and expires in September 2001, or three months after termination as a director, if sooner.

In November 1995, the Company granted to an officer of the Company an option to purchase 3,125 shares of common stock at $4.00 per share, outside of any plans. The option is fully vested and expires in November 2005.

In connection with the June 1994 purchase of Acea Pharmaceuticals, Inc., the Company issued warrants to purchase 3,998 shares of common stock at $0.32 per share. The warrants were exercised on October 2, 1998.

In July 1992, the Company issued a warrant to purchase 5,250 shares of common stock at $40.00 per share in connection with a capital lease agreement. The warrant expires in July 2002.

As part of a private offering in June 1995 that included the sale of 463,462 shares of common stock, the Company issued 185,385 warrants. Each warrant entitles the holder to purchase one share of common stock at a pre-determined price ranging from $31.20 per share to $35.20 per share during the five-year exercise period. As of December 31, 1998, 173,870 of these warrants were outstanding.

As discussed above in Note 2, as part of a private offering in June 1998 that included the sale of $8.0 million of convertible preferred stock, the Company issued warrants to purchase 43,750 shares of common stock at $36.00 per share and in November 1998 issued warrants to purchase 12,500 shares at $5.00 per share.

13.      DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                1998                1997
                                                                             ----------          -----------
        DEFERRED TAX LIABILITIES
          Book/tax depreciation difference                                   $    (117)          $     (161)
                                                                             ----------          -----------
            Total deferred tax liabilities                                        (117)                (161)
        DEFERRED TAX ASSETS
          Net operating loss carryovers                                         32,797               27,860
          Research and development credit carryovers                             5,704                4,822
          Capitalized state research and development costs                       6,301                5,376
          Other                                                                     92                  152
                                                                             ----------          -----------
            Total deferred tax assets                                           44,894               38,210
        Valuation allowance for deferred tax assets                            (44,777)             (38,049)
                                                                             ----------          -----------
        Net deferred tax assets                                                    117                  161
                                                                             ----------          -----------
        Net deferred taxes                                                   $       -           $        -
                                                                             ==========          ===========

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

Historically, the Company has operated in two business segments, drug promotion and drug development. Promotion revenues arise from contractual agreements under which the Company promotes other pharmaceutical companies' products in return for commissions. Development revenues arise from contractual agreements with large pharmaceuticals companies pursuant to which the Company licenses various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing force to Watson and ceased all drug promotion activities. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that interest income and certain expenses are not allocated to the segments. Assets allocated to the segments include only other current and noncurrent assets and net property and equipment.

Selected financial information for the Company's business segments as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                                   1998             1997              1996
                                                              -------------     -------------    -------------
Revenues from external partners
    Drug promotion segment                                    $         540     $       3,264    $       9,085
    Drug development segment                                          2,046             8,650            6,073
                                                              -------------     -------------    -------------
                                                              $       2,586     $      11,914    $      15,158
                                                              =============     =============    =============
Operating income
    Drug promotion segment                                    $         540     $      (4,408)   $      (3,140)
    Drug development segment                                        (17,593)          (16,961)         (16,513)
                                                              -------------     -------------    -------------
                                                              $     (17,053)    $     (21,369)   $     (19,653)
                                                              =============     =============    =============
Assets
    Drug promotion segment                                    $           -     $           -    $         605
    Drug development segment                                          2,819             3,364            2,663
                                                              -------------     -------------    -------------
                                                              $       2,819     $       3,364    $       3,268
                                                              =============     =============    =============
Depreciation and amortization
    Dug promotion segment                                     $           -     $          29    $         738
    Drug development segment                                            907               907            1,334
                                                              -------------     -------------    -------------
                                                              $         907     $         936    $       2,072
                                                              =============     =============    =============
Expenditures for long-lived assets
    Drug promotion segment                                    $           -     $         121    $          80
    Drug development segment                                            566             1,354              732
                                                              -------------     -------------    -------------
                                                              $         566     $       1,475    $         812
                                                              =============     =============    =============

In fiscal 1998, three partners represented 96 percent of revenues. In fiscal 1997, three partners represented 88 percent of revenues. In fiscal 1996, four partners represented 100 percent of revenue.