Form 10-K/A
period 1998-12-31
COCENSYS INC
filed 1999-07-12
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  THIRD AMENDMENT

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

Commitments and contingencies

Stockholders' equity:
  Convertible nonvoting preferred stock, $.001 par value Authorized shares -
    5,000,000 Issued and outstanding shares - 206,445 at December 31, 1998
      and 214,286 at December 31, 1997                                            16,386                13,000
  Common stock, $.001 par value
    Authorized shares - 9,375,000
    Issued and outstanding shares - 3,422,773 at December 31, 1998
      and 2,857,188 at December 31, 1997                                         107,381                97,230
  Deficit accumulated during the development stage                              (116,151)              (98,983)
  Deferred compensation                                                             (138)                 (430)
  Accumulated other comprehensive income                                              28                    14
                                                                            ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                                         7,506                10,831
                                                                            ------------          ------------
                                                                            $     15,099          $     16,916
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

As part of the extension of the Warner Collaboration Agreement in October 1997, the companies agreed to expand the collaboration to allow the companies to analyze and consider for collaborative development each company's AMPA modulator technologies. In January 1998, the parties agreed to return the focus of their collaboration agreement solely to SSNRAs. Each party retained all rights to its respective AMPA modulator technology. In addition, as part of removal of the AMPA modulator technology from the Warner Collaboration Agreement, the Company is obligated to pay to Warner-Lambert $1 million on December 31, 1999. The due date for this amount, which originally was January 1999, has been extended to December 31, 1999 and is payable in common stock (based on the then current stock price) or cash at the election of Warner-Lambert and is secured by the Company's assets. This $1.0 million amount is included in "Due to corporate partners" on the accompanying balance sheet.

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