Form 10-Q
period 1999-06-30
COCENSYS INC
filed 1999-08-16
CIK 895034

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                     213 TECHNOLOGY DRIVE, IRVINE, CA 92618
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

                             Yes     X          No
                                  --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            $.001 PAR VALUE                                4,873,480
        (CLASS OF COMMON STOCK)                 (OUTSTANDING AT AUGUST 10, 1999)

===============================================================================

                                 COCENSYS, INC.

                                TABLE OF CONTENTS


                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS.

                   Condensed Balance Sheets as of June 30, 1999
                   and December 31, 1998                                                 3

                   Condensed Statements of Operations for the
                   three- and  six-month periods ended June 30, 1999 and 1998 and the period from inception (February 15, 1989) through
                   June 30, 1999                                                         4

                   Condensed Statements of Cash Flows for the six-month
                   periods ended June 30, 1999 and 1998 and the period
                   from inception (February 15, 1989) through
                   June 30, 1999                                                         5

                   Notes to Condensed Financial Statements                               6


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.                                 12


PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    25


SIGNATURES                                                                              26


                                 COCENSYS, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
               (In thousands, except share and par value amounts)


                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1999                  1998
                                                                             -----------           -----------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $     1,000           $    2,222
  Short-term investments                                                           4,616                9,973
  Other current assets                                                               321                  321
                                                                             -----------           ----------
TOTAL CURRENT ASSETS                                                               5,937               12,516

Property and equipment, net                                                        1,433                2,466
Notes receivable from officers                                                         -                   56
Other noncurrent assets                                                               75                   61
                                                                             -----------           ----------
                                                                             $     7,445           $   15,099
                                                                             ===========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                             $       500           $        -
  Accounts payable                                                                   279                  534
  Accrued compensation and benefits                                                  312                  748
  Restructuring reserve                                                              929                    -
  Due to corporate partners                                                        1,371                1,322
  Other accrued liabilities                                                          852                1,326
  Deferred revenue                                                                 3,000                2,955
  Capital lease obligation - current portion                                         408                  316
                                                                             -----------           ----------
TOTAL CURRENT LIABILITIES                                                          7,651                7,201

Capital lease obligation, less current portion                                       186                  366
Other liabilities                                                                      -                   26

Commitments and contingencies                                                          -                    -

Stockholders' (deficit) equity:
  Preferred stock - $.001 par value,
     5,000,000 shares authorized; 201,159
     shares issued and outstanding at June 30, 1999
     and 206,445 at December 31, 1998                                             11,472               16,386
  Common stock - $.001 par value,
     9,375,000 shares authorized; 4,872,480 shares
     issued and outstanding at June 30, 1999 and
     3,422,773 at December 31, 1998                                              109,022              107,381
  Deficit accumulated during the development stage                              (120,851)            (116,151)
  Deferred compensation                                                                -                 (138)
  Accumulated comprehensive income                                                   (35)                  28
                                                                             -----------           ----------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                (392)               7,506
                                                                             -----------           ----------
                                                                             $     7,445           $   15,099
                                                                             ===========           ==========


                            See accompanying notes.

                                 COCENSYS, INC.
                          (A development stage company)

                        CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                                            THREE MONTHS ENDED          SIX MONTHS ENDED     (FEBRUARY 15,
                                                          --------------------------------------------------   1989) TO
                                                                   JUNE 30,                 JUNE 30,           JUNE 30,
                                                              1999        1998          1999        1998         1999
                                                          -----------  -----------  -----------  -----------  -----------
REVENUES
  Co-promotion revenues from corporate partners           $         -  $         -  $         -  $       540  $    30,705
  Co-development revenues from corporate partners                 572          425        1,377        1,021       20,116
                                                          -----------  -----------  -----------  -----------  -----------
Total revenues                                                    572          425        1,377        1,561       50,821
                                                          -----------  -----------  -----------  -----------  -----------

OPERATING EXPENSES
  Research and development                                      2,070        4,063        4,985        7,422      111,659
  Marketing, general and administrative                           819          884        1,622        2,032       53,672
  Restructuring charges                                         2,196            -        2,196            -        2,196
  Acquired research and development                                 -            -            -            -       14,879
                                                          -----------  -----------  -----------  -----------  -----------
Total operating expenses                                        5,085        4,947        8,803        9,454      182,406
                                                          -----------  -----------  -----------  -----------  -----------
OPERATING LOSS                                                 (4,513)      (4,522)      (7,426)      (7,893)    (131,585)

Gain on disposition of sales force                                  -          750            -          750        5,728
Gain on disposition of interest in Cytovia, Inc.                3,326            -        3,326            -        3,326
Interest income                                                    95          232          245          434        5,605
Interest expense                                                  (50)         (20)         (85)         (44)      (1,224)
                                                          -----------  -----------  -----------  -----------  -----------

NET LOSS                                                       (1,142)      (3,560)      (3,940)      (6,753)    (118,150)
Accretion of preferred stock
  for beneficial conversion feature                                 -          168            -          168          890
Dividends on preferred stock                                      400          189          760          323        1,811
                                                          -----------  -----------  -----------  -----------  -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                $    (1,542) $    (3,917) $    (4,700) $    (7,244) $  (120,851)
                                                          ===========  ===========  ===========  ===========  ===========
Basic and diluted loss per share                          $     (0.34) $     (1.32) $     (1.13) $     (2.49)
                                                          ===========  ===========  ===========  ===========
Shares used in computing basic and
  diluted loss per share                                        4,489        2,968        4,170        2,915
                                                          ===========  ===========  ===========  ===========


                              See accompanying notes.

                                   COCENSYS, INC.
                           (A development stage company)
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)



                                                                                                               PERIOD
                                                                                                                FROM
                                                                                                              INCEPTION
                                                                                 SIX MONTHS ENDED           (FEBRUARY 15,
                                                                                     JUNE 30,                  1989) TO
                                                                            ---------------------------        JUNE 30,
                                                                               1999             1998             1999
                                                                            ----------       ----------      -------------
OPERATING ACTIVITIES
Net loss                                                                    $   (3,940)      $    (6,753)    $  (118,149)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    412               437           8,144
  Amortization of deferred compensation                                            138                86           3,889
  Issuance of stock, stock options and warrants for services                         5               199           2,581
  Impairment of property, plant and equipment                                      585                 -             585
  Loss on sale of fixed assets                                                      38                 -             138
  Gain on disposition of sales force                                                 -              (750)         (5,728)
  Gain on disposition of interest in Cytovia, Inc.                              (3,326)                -          (3,326)
  Increase in restructuring reserve                                                929                 -             929
  Acquired research and development                                                  -                 -          12,279
  Decrease (increase) in other current assets                                       (9)              129            (374)
  Decrease (increase) in receivables from partners                                   9               394             (19)
  Increase in amounts due to partners                                               49               751           1,371
  Increase in deferred revenue                                                      45                 -           3,000
  Increase (decrease) in accounts payable and other accrued liabilities         (1,191)              146            (209)
                                                                            ----------       -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (6,256)           (5,361)        (94,889)
                                                                            ----------       -----------     -----------
INVESTING ACTIVITIES
Decrease (increase) in investments                                               5,294            (5,565)         (4,651)
Purchase of property and equipment                                                 (17)             (384)         (7,683)
Decrease (increase) in other assets and notes receivable from officers              42                16          (1,231)
Cash received on sale of fixed assets                                               15                 -              51
Cash received on disposition of sales force                                          -               750           9,000
Cash received on disposition of interest in Cytovia, Inc.                        3,326                 -           3,326
Increase in deferred costs                                                           -                 -          (2,475)
Acquisition of Acea Pharmaceuticals, net of cash acquired                            -                 -             (62)
                                                                            ----------       -----------     -----------
NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES                              8,660            (5,183)         (3,725)
                                                                            ----------       -----------     -----------
FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                                      2               154          61,430
Net cash proceeds from issuance of preferred stock                                   -            11,320          40,701
Redemptions of preferred stock                                                  (4,039)                -          (4,039)
Proceeds from line of credit                                                       500                 -             500
Proceeds from sale/leaseback of fixed assets and notes payable                     209               150           5,725
Payments on capital lease obligations and notes payable                           (298)             (102)         (4,703)
                                                                            ----------       -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       (3,626)           11,522          99,614
                                                                            ----------       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,222)              978           1,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,222             3,410               -
                                                                            ----------       -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    1,000       $     4,388     $     1,000
                                                                            ==========       ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $       85       $        44     $       986
                                                                            ==========       ===========     ===========


                             See accompanying notes.

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The interim financial information for the three and six-months periods ended June 30, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the CoCensys, Inc.'s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

     REVENUE AND EXPENSE RECOGNITION

     See Notes 6 and 7 for revenue recognition policies related to co-development revenues from corporate partners.

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

     REVERSE STOCK SPLIT

     On April 15, 1999, the Company effected a one-for-eight reverse split of its outstanding common stock. All share and per share amounts have been adjusted to reflect this reverse stock split.

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     COMPREHENSIVE INCOME

     Comprehensive loss was $1,556,000 and $3,980,000 for the three and six-month periods ended June 30, 1999, respectively, and $3,557,000 and 6,781,000 for the comparable periods in the prior year.

     SHORT-TERM BORROWING ON LINE OF CREDIT

     In March of 1999 the Company established a short-term borrowing facility with Wells Fargo Bank under which the Company can borrow up to $1,000,000. Borrowings under this facility are secured in full by the Company's investments and bear interest at 0.5% below Wells Fargo's prime rate. At June 30, 1999, $500,000 was outstanding under this facility. This amount was repaid on July 2, 1999.

     2.   SUBSEQUENT EVENTS

     DEFINITIVE ACQUISITION AGREEMENT

     On August 5, 1999, the Company, Purdue Pharma L.P. ("Purdue Pharma"), and Purdue Acquisition Corporation, an indirect wholly owned subsidiary of Purdue Pharma, entered into a definitive merger agreement (the "Merger Agreement"). On August 12, 1999, Purdue Acquisition Corporation commenced a tender offer to purchase for cash all of the outstanding shares of common stock of the Company. Subject to the conditions set forth in the Merger Agreement, upon successful completion of the tender offer, Purdue Acquisition Corporation will acquire any shares of common stock of the Company that are not tendered into the offer in a second-step merger. The board of directors of the Company has unanimously approved the transaction and has recommended that the Company's stockholders accept the offer.

     Purdue Acquisition Corporation has also entered into a Purchase Agreement, dated as of August 5, 1999 (the "Series E Purchase Agreement"), with the holder of the Series E Convertible Preferred Stock of the Company (the "Series E Preferred"). Under the Series E Purchase Agreement, the holder of the Series E Preferred has agreed to sell, and Purdue Acquisition Corporation has agreed to purchase, all of the Series E Preferred beneficially owned by it for an aggregate purchase price of $2,200,000. The obligation of the holder of the Series E Preferred to sell, and the obligation of Purdue Acquisition Corporation to purchase, the Series E Preferred under the Series E Purchase Agreement, are subject to Purdue Acquisition Corporation having accepted Shares for payment under the Offer in accordance with the Merger Agreement. Purdue Acquisition Corporation has indicated that it plans to convert the Series E Preferred into common stock of the Company immediately following consummation of the tender offer. When converted, the Series E Preferred will represent approximately 31% of the Company's fully diluted shares.

     Purdue Acquisition Corporation's tender offer is conditioned upon, among other things, there being validly tendered and not withdrawn such number of shares that, when added to the number of shares of common stock to be received by Purdue Acquisition Corporation upon conversion of the Series E Preferred, equals at least ninety percent of the fully diluted outstanding common shares of the Company. After the consummation of the tender offer, Purdue Acquisition Corporation has agreed to acquire any of the remaining outstanding shares of the Company pursuant to a second-step merger at the same price per share paid for shares tendered. If Purdue Acquisition Corporation acquires 90% or more of the outstanding shares of each class of voting stock of the Company pursuant to the tender offer or otherwise, Purdue Acquisition Corporation would be able to effect the merger described above pursuant to the short-form merger provisions of the Delaware General Corporation Law, without prior notice to, or any action by, any other stockholder of the Company. In such event, Purdue Acquisition Corporation could, and intends to, effect the merger without prior written notice to, or any action by, any other stockholder of the Company.

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     NASDAQ DELISTING

     Effective with the close of business on July 13, 1999, the Nasdaq Stock Market delisted the Company's common stock from the Nasdaq National Market, citing a stock price below $1.00 per share and an insufficient public float among the primary reasons for the delisting. The Company's common stock is now traded on the OTC Bulletin Board under the symbol COCN.

     3.    RESTRUCTURING PLAN

     On April 27, 1999, the Company announced a restructuring plan intended to reduce its cash burn rate and focus resources on its drug discovery efforts in the neurology area. On that date 34 employees in the drug development and administrative areas were terminated, and in June 1999 the Company terminated another 19 employees. As a result of the restructuring, CoCensys recognized a charge of $2.2 million in the second quarter of fiscal 1999. Approximately $1.5 million of this charge relates to severance and outplacement costs for terminated employees, with the balance primarily for fixed assets that were either abandoned, disposed of or will no longer be of economic benefit to the Company. With respect to the fixed assets, the Company abandoned certain leasehold improvements in a leased building that was vacated as of June 30, 1999. The Company has no future lease commitments related to this vacated facility. The Company also disposed of certain furniture and office equipment that was in excess of its current needs. Finally, certain computer hardware and software that were utilized solely by the Company's terminated development staff has been fully reserved for.

     After this restructuring the Company has 38 employees, of whom 31 are involved in drug discovery and 7 are in administration. As of June 30, 1999, the plan was essentially complete, except for the payment of severance over the remaining severance terms.

     4.    PRIVATE PLACEMENT OF PREFERRED STOCK

     In June 1998, the Company raised $8.0 million through the private placement of the Series E Preferred and associated warrants to purchase common stock. The Series E Preferred carries an annual dividend of 7.5 percent of the value of the outstanding shares payable quarterly either in cash or by adding the amount of the dividend to the conversion value of the Series E Preferred. All dividends have been paid by adding the amount to the conversion value. Additionally, $390,000 of the $8.0 million in proceeds was allocated to certain warrants that were issued to the holders of the Series E Preferred, and $890,000 was allocated to a beneficial conversion feature that allows investors to convert at 90% of the market price of the common stock. These two allocated amounts have been credited to additional paid in capital and will be treated as issuance discounts. Accordingly, the $890,000 was amortized over the first 122 days as an accretion to preferred stock and the $390,000 will be amortized over three years in the form of a non-cash dividend.

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     Since June 1998, the holders of the Series E Preferred have converted $3,253,000, plus accrued dividends, of the original $8.0 million in face value of preferred stock into approximately 1.8 million common shares. The Company has repurchased an additional $3,588,000, plus accrued dividends, for approximately $4.0 million in cash. The holder of the outstanding Series E Preferred has agreed to sell the remaining $1,159,000 of Series E Preferred, plus accrued dividends, to Purdue Pharma for $2.2 million in cash contingent on the successful completion of the tender offer described in Note 2 above.

     5.  SALE OF CYTOVIA, INC. STOCK

     In May 1999, the Company sold to certain entities affiliated with Domain Associates, L.L.C., all of the Company's stock holdings in Cytovia, Inc., for an aggregate purchase price of $3,325,500. James C. Blair, Ph.D., a director of the Company, is a managing member of Domain Associates, L.L.C. The Company used the proceeds from this sale to repurchase shares of the Series E Preferred as discussed in Note 4 above.

     6.  DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH WYETH-AYERST
         LABORATORIES

     In May 1997, the Company entered into a development and commercialization agreement for Co 2-6749, its lead anxiolytic compound, with the Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") of American Home Products Corporation ("AHP"). Under the terms of the agreement, Wyeth-Ayerst paid CoCensys a non-refundable $5.0 million licensing fee and AHP paid $5.0 million to purchase 100,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, CoCensys will receive specified milestone payments dependent upon the achievement of key development events and $750,000 per quarter for two years, with an option to extend for a third year, to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse it for fifty percent of the back-up funding. Accordingly, As of June 30, 1999, the Company had $3.0 million recorded as deferred revenue related to the Wyeth-Ayerst back-up program; this deferred amount will be recognized as revenue if and when Co 2-6749 or a back-up compound meets applicable criteria for acceptance by Wyeth-Ayerst.

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

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     7.   MARKETING AND DEVELOPMENT COLLABORATION WITH WARNER-LAMBERT COMPANY

     In October 1995, the Company entered into a collaboration with Warner-Lambert Company ("Warner-Lambert") and its Parke-Davis division to develop and market therapeutic drugs for the treatment of certain central nervous system disorders. This arrangement consisted of the Research, Development and Marketing Collaboration Agreement (the "1995 Warner Collaboration Agreement") for the worldwide development and commercialization of a new class of neurological and psychiatric drugs, termed subtype selective NMDA receptor antagonists ("SSNRAs"), and the Parke-Davis Promotion Agreement. Pursuant to the Parke-Davis Promotion Agreement, the Company co-promoted Parke-Davis' central nervous system drug, Cognex-Registered Trademark-, until June 1997 when Parke-Davis terminated the co-promotion agreement. In October 1997, the 1995 Warner Collaboration Agreement was amended, restated and extended until October 1999 (the "1997 Amended Warner Collaboration Agreement").

     Under the 1997 Amended Warner Collaboration Agreement, the parties are obligated to devote the time of a specified number of scientists to conduct research directed toward the identification of SSNRAs as drug development candidates. Warner-Lambert is obligated to pay for all costs to develop any development candidates arising from the agreement, subject to CoCensys' right to re-engage in the development by funding a percentage of the development costs. Warner-Lambert is also obligated to pay for all costs to promote any product developed under the 1997 Amended Warner Collaboration Agreement, subject to CoCensys' right to co-promote in the United States (including sharing promotion costs) any product for which CoCensys re-engaged development rights. CoCensys will receive royalties on sales of any products developed under the 1997 Amended Warner Collaboration Agreement, at rates based in part upon whether CoCensys co-developed and co-promoted such product. In addition, upon achievement of certain clinical development and regulatory milestones, Warner-Lambert will make nonrefundable milestone payments to CoCensys.

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

                                  COCENSYS, INC.
                           (A development stage company)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     In connections with the execution of the Merger Agreement, the Company elected to convert Warner-Lambert's $7.0 million of preferred stock into 227,425 shares of common stock of the Company. Additionally, contingent upon the successful completion of the tender offer described in Note 2 above, the Company will prepay in cash its outstanding $1.0 million note payable to Warner-Lambert.

     8.    SEGMENT INFORMATION

     Historically, the Company operated in two business segments, drug promotion and drug development. Promotion revenues have arisen from contractual agreements under which the Company promoted other pharmaceutical companies' products in return for commissions. Development revenues arise from contractual agreements with large pharmaceuticals companies pursuant to which the Company licenses various commercialization or development rights relating to compounds or performs research activities in exchange for licensing fees, milestone payments or research funding. In October 1997, the Company sold its sales and marketing force to Watson and ceased all drug promotion activities, although some residual revenue was recognized in the first quarter of fiscal 1998. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that interest income and certain expenses are not allocated to the segments. Assets allocated to the segments include only other current and noncurrent assets and net property and equipment.


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30                             JUNE 30
                                                          1999                1998             1999                1998
                                                     -------------       -------------    --------------     -------------
     REVENUES FROM EXTERNAL PARTNERS
     Drug promotion segment                          $           -       $           -    $            -     $     540,000
     Drug development segment                              572,000             425,000         1,377,000         1,021,000
                                                     -------------       -------------    --------------     -------------
                                                     $     572,000       $     425,000    $    1,377,000     $   1,561,000
                                                     =============       =============    ==============     =============
     OPERATING INCOME
     Drug promotion segment                          $           -       $           -    $            -     $     540,000
     Drug development segment                           (4,513,000)         (4,522,000)       (7,426,000)       (8,433,000)
                                                     --------------      --------------   ---------------    --------------
                                                     $  (4,513,000)      $  (4,522,000)   $   (7,426,000)    $  (7,893,000)
                                                     ==============      ==============   ===============    ==============
     ASSETS
     Drug promotion segment                          $           -       $           -    $            -     $           -
     Drug development segment                            1,830,000           3,343,000         1,830,000         3,343,000
                                                     -------------       -------------    --------------     -------------
                                                     $   1,830,000       $   3,343,000    $    1,830,000     $   3,343,000
                                                     =============       =============    ==============     =============


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

     Since its inception in February 1989, the Company has devoted substantially all of its resources to the discovery and development of neuropharmaceutical products for the treatment of disorders affecting the central nervous system. The Company has incurred losses since inception and expects losses to continue for the foreseeable future, primarily due to the expansion of programs for research and development. Operating results are expected to fluctuate as a result of uncertainty in the timing and amount of revenues to be earned from achievement of research and development milestones, and uncertainty in the timing and amount of expenses for product development, including clinical trials. As of June 30, 1999, the Company's accumulated deficit was approximately $120.9 million.

     On August 5, 1999, the Company, Purdue Pharma L.P. ("Purdue Pharma"), and Purdue Acquisition Corporation, an indirect wholly owned subsidiary of Purdue Pharma, entered into a definitive merger agreement (the "Merger Agreement"). On August 12, 1999, Purdue Acquisition Corporation commenced a tender offer to purchase for cash all of the outstanding shares of common stock of the Company. Subject to the conditions set forth in the Merger Agreement, upon successful completion of the tender offer, Purdue Acquisition Corporation will acquire any shares of common stock of the Company that are not tendered into the offer in a second-step merger. The board of directors of the Company has unanimously approved the transaction and has recommended that the Company's stockholders accept the offer. See Note 2 of the Notes to Condensed Financial Statements for additional information with respect to the proposed acquisition by Purdue Pharma.

     RESULTS OF OPERATIONS

     The Company had no co-promotion revenues for the six-month period ended June 30, 1999, compared to $540,000 in the first quarter of fiscal 1998. The 1998 co-promotion revenue is attributable to a bonus for fiscal 1997 activity that was received and recognized in March 1998. In October 1997, the Company sold its sales and marketing force to Watson Pharmaceuticals, Inc. ("Watson") and is no longer involved in co-promotional activities.

     The Company recognized $572,000 and 1,377,000 in co-development revenues for the three and six-month periods ended June 30, 1999, respectively, compared to $425,000 and $1,021,000 for the same periods of 1998. In 1999, co-development revenues were mainly associated with the anxiolytic backup program with Wyeth-Ayerst and the SSNRA (subtype-selective NMDA receptor antagonists) program with Warner-Lambert. In 1998, co-development revenues were primarily related to the SSNRA program.

     Research and development expenses decreased to $2.1 and $5.0 million for the three and six-month periods ended June 30, 1999, respectively, from $4.1 and $7.4 million in the same periods of the prior year. This decrease reflects a lower level of external clinical activity in the current year compared to the same periods a year earlier and, beginning in May, savings from the restructuring.

     Marketing, general and administrative expense decreased to $819,000 and $1.6 million in the three and six-month periods ended June 30, 1999, respectively, from $884,000 and $2.0 million in the first quarter of 1998. The first quarter of the prior fiscal year had higher headcount levels resulting in higher compensation costs and included certain nonrecurring expenses associated with the formation of Cytovia, Inc., an independent company involved in the commercialization of patented drug screening technology.

     Interest income was $95,000 and $245,000 for the three and six-month periods ended June 30, 1999 compared to $232,000 and 434,000 for the comparable periods in the prior year. This decrease is due to lower cash and short-term investment balances in the current year.

     Accretion of preferred stock for beneficial conversion feature was $168,000 in the second quarter of fiscal 1998 whereas there was none in the current year. The beneficial conversion feature allows holders of the Company's Series E stock to convert into common stock at a discount of 10% below the market price of the common stock starting on October 8, 1998. At the time the Series E stock was issued in June 1998, $890,000 of the $8.0 million in proceeds was allocated to the beneficial conversion feature. This amount was amortized over the 122-day period ended October 8, 1998.

     Dividends on preferred stock increased to $400,000 and $760,000 for the three and six-month periods ended June 30, 1999, respectively, compared to $189,000 and 323,000 for the same periods in the prior year. These preferred dividends related to both the Series E and the convertible preferred held by Warner-Lambert. This increase is attributable to the fact that the Series E was outstanding for the entire six months of fiscal 1999 while it was outstanding for only the last three weeks of the first six months of fiscal 1998. The referred stock held by Warner-Lambert was outstanding for essentially the whole six-month period in both years.

     LIQUIDITY AND CAPITAL RESOURCES

     From its inception in February 1989 through June 30, 1999, the Company has financed its operations primarily through private and public offerings of its equity securities, raising net proceeds of approximately $102.1 million through sales of securities. At June 30, 1999, the Company's balances of cash, cash equivalents and investments totaled $5.6 million, compared to $12.2 million at December 31, 1998.

     As of June 30, 1999, the Company had invested $7.7 million in leasehold improvements, laboratory and computer equipment and office furnishings and equipment. The Company has financed $3.6 million of these capital additions through capital lease lines. In addition, the Company leases its laboratory and office facilities under operating leases. While additional equipment will be needed as the Company increases its research and development activities, the Company has no material commitments for the acquisition of property and equipment.

     On June 8, 1998, the Company issued 8,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for an aggregate of $8.0 million in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. During the second quarter of fiscal 1999, the Company repurchased approximately $3.6 million of the original $8.0 million in face value for approximately $4.0 million in cash. Additionally, the remaining holder of the Series E has agreed to sell the currently outstanding $1,159,000 in face value to Purdue Pharma for $2.2 million in cash contingent on the successful closing of the tender offer as described above. See Note 4 of the Notes to Condensed Financial Statements above.

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

     Pursuant to the May 1997 Development and Commercialization Agreement with Wyeth-Ayerst, Wyeth-Ayerst paid the Company a $5.0 million license fee and purchased 100,000 shares of the Company's Series C Convertible Preferred stock for $5.0 million. Furthermore, Wyeth-Ayerst is obligated to pay all development costs associated with Co 2-6749, as well as make milestone payments upon the occurrence of certain agreed upon events and pay the Company $3.0 million per year for two years to identify back-up compounds. However, if Co 2-6749 fails to meet certain criteria, and the back-up program fails to produce a back-up compound that meets other certain criteria, Wyeth-Ayerst has the right to terminate the back-up program and require CoCensys to reimburse them for a portion of the back-up funding. As of June 30, 1999, the Company had $3.0 million of deferred revenue recorded on its balance sheet related to the Wyeth-Ayerst back-up program.

     CoCensys' operations to date have consumed substantial amounts of cash and will continue to consume cash in the foreseeable future. As of June 30, 1999, the Company had $5.6 million in cash remaining, negative working capital of $1.7 million and a negative net worth of $392,000.

     Given the context of the current financial uncertainties, the Company restructured its operations in the second quarter in an attempt to reduce the its cash burn rate and re-focus itself on drug discovery and away from drug development. The restructuring resulted in the termination of 54 employees mainly in the development and administration areas and should produce annualized operating expense savings of $3.5 million. Additionally, the Company will reduce the amount of external clinical trials that it conducts on its own behalf. In the future, clinical development will be primarily paid for and performed by corporate partners after licensing agreements have been signed.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products, the establishment of third-party manufacturing arrangements and the establishment of additional collaborative relationships. There are no assurances that the Company will find available to it the substantial capital resources necessary to continue product development and other Company operations.

     As discussed above, the Company has entered into Merger Agreement with Purdue Pharma, whereby Purdue Acquisition Corporation will acquire all of the outstanding shares of the Company. In the absence of this transaction, or other transaction that would result in the infusion of a significant amount of capital into the Company, there can be no assurance that the Company will be able to meet its financial obligations in the foreseeable future.

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

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, as is to a varying degrees dependent upon, a large number of third parties, that do not share information systems with the Company (external agents), who provide information, services and goods. These external agents include financial institutions, suppliers, vendors, research partners and governmental agencies. The Company has instituted programs, including internal records review and use of external questionnaires, to identify third parties, assess their level of Year 2000 compliance, update contracts and address potential non-compliance issues. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000.Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services will also be prepared for the year 2000,and to develop contingency plans to address any failures on their part to becomeY2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

     RISK FACTORS

     Any of the following risk factors could materially adversely affect our business, operating results and financial condition.

     THE PROPOSED ACQUISITION OF THE COMPANY BY PURDUE PHARMA L.P. IS SUBJECT TO A NUMBER OF CONDITIONS, AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL BE COMPLETED.

     The closing of the sale of CoCensys' common stock to Purdue Pharma L.P. is subject to conditions not completely within the control of CoCensys, as described in the Merger Agreement. Among other conditions, we cannot predict whether the required percentage of the outstanding shares of CoCensys common stock will be tendered in the tender offer that has been commenced pursuant to the Merger Agreement.

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

     IF WE DO NOT SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS, WE MAY NEVER ACHIEVE PROFITABILITY.

     Since we started business in 1989, we have spent over $182 million researching and developing our drug candidates. We have raised this money by selling stock in CoCensys to private investors and the public, licensing drugs and technologies to other companies and selling assets that we have developed at CoCensys. We have never had operating revenues and have never commercially introduced a product. Through June 30, 1999, we have incurred a cumulative deficit of approximately $120.8 million.

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

     WE MAY BE UNABLE TO FULFILL OUR OBLIGATIONS UNDER THE COLLABORATION AGREEMENTS.

     We do not know if we will be able to fulfill our research and development obligations under each collaboration agreement. If we cannot fulfill our obligations, we may be required to terminate early one or both of the agreements and forfeit many of our rights under the agreements. In particular, our collaboration agreement with Wyeth-Ayerst provides that if the lead compound under development to treat anxiety fails to meet certain criteria, and if at that time we have not yet produced a back-up compound that meets another set of criteria, Wyeth-Ayerst can demand repayment of a portion of the funds paid to us under our collaboration agreement. Currently, the amount that we may be required to pay back could be as much as $3.0 million, in cash or common stock. Although we hope to fulfill our obligations under the collaboration agreement so that Wyeth-Ayerst will not be able to demand repayment, we cannot assure we will be able to do so.

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

     The sale of a large number of shares of our common stock in the public market could depress the market price of our common stock. Substantially all of the outstanding shares of our common stock may be sold at any time in the public markets. Approximately 775,000 freely tradable additional shares may be issued on exercise of vested options to purchase CoCensys stock. Current and former employees, consultants, officers and directors of CoCensys hold these options.

     If the prosposed merger with Purdue Pharma is not consummated, we may be required to issue millions of additional shares of CoCensys common stock upon conversion of the Series E convertible preferred stock. As of August 13, 1999, 1,159 shares of the preferred stock remained issued and outstanding. Each share of the preferred stock is convertible into shares of CoCensys common stock at discount to the current market price of our common stock. If converted on August 9, 1999, based on the then-applicable conversion price of $0.49 per share, the remaining preferred stock, including accrued dividends, would have been convertible into approximately 2.6 million additional shares of CoCensys common stock. The number of shares of common stock that may be issued could prove to be significantly greater if the market price of our common stock declines. Stockholders may experience substantial dilution in their investment from issuance of additional common stock on conversion of the preferred stock.

     OUR DELISTING FROM THE NASDAQ NATIONAL MARKET MAY MATERIALLY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND THE VALUE OF COCENSYS COMMON STOCK.

     Effective with the close of business on July 13, 1999, the Nasdaq Stock Market delisted the Company's common stock from the Nasdaq National Market, citing a stock price below $1.00 per share and an insufficient public float among the primary reasons for the delisting. The Company's common stock is now traded on the OTC Bulletin Board under the symbol COCN. The liquidity and value of the Company's common stock has been adversely impacted by the delisting of the common stock from the Nasdaq National Market, and the liquidity and value would likely be further adversely impacted by the failure of the Company to meet the requirements for inclusion on the OTC Bulletin Board. We cannot predict whether the Company will continue to meet all listing requirements for the OTC Bulletin Board in the future.

                                  COCENSYS, INC.

PART II. OTHER INFORMATION

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting on Stockholders on June 9, 1999. The stockholders elected the Board's nominees as directors by the votes indicated:


         Nominee                        Votes in Favor             Votes Withheld
         -------                        --------------             --------------
         Blair                             3,350,584                   77,635
         Mendelson                         3,350,590                   77,629
         Weber                             3,349,852                   78,367


     The selection of Ernst & Young, LLP as the Company's independent auditors was ratified with 3,396,227 votes in favor, 18,381 against and 13,610 abstentions.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

      27   Financial Data Schedule

     (b)   REPORTS ON FORM 8-K.

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

     (iii) The Company filed a current report on Form 8-K, dated May 18, 1999, reporting that it had sold it interest in Cytovia, Inc. for $3.3 million and had used the proceeds to redeem a portion of its Series E Convertible Preferred Stock.

     (iv) The Company filed a current report on Form 8-K, dated July 13, 1999, reporting that its common stock had been delisted from the Nasdaq National Market effective with the close of business on that date.

     (v) The Company filed a current report on Form 8-K, dated August 10, 1999, reporting that it had entered into an agreement to be purchased by Purdue Pharma LLP.

                                  COCENSYS, INC.

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                              CoCensys, Inc.





Date:    August 13, 1999          By:  /s/   F. Richard Nichol, Ph.D.
       ----------------------         -------------------------------------
                                              F. Richard Nichol, Ph.D.
                                              Chairman, President and
                                              Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


Date:    August 13, 1999          By:  /s/   Thomas B. Miller
       ----------------------         -------------------------------------
                                                Thomas B. Miller
                                    Senior Director of Finance and Controller
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)