Form 10-K/A
period 1998-12-31
COCENSYS INC
filed 1999-11-08
CIK 895034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                FOURTH AMENDMENT

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20954

                                 COCENSYS, INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

                        DELAWARE                                33-0538836
                (STATE OF INCORPORATION)                      (IRS EMPLOYER
                                                            IDENTIFICATION NO.)

                 213 TECHNOLOGY DRIVE, IRVINE, CA                  92618
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The number of shares of Common Stock outstanding as of September 28, 1999, was 1,000, all of which is held by the sole stockholder of the registrant. See
Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Pursuant to an agreement with Watson, in October 1997, the Company sold its sales and marketing force, related co-promotion agreements and certain other assets to Watson for $8.0 million in cash with an additional $1.0 million due to CoCensys contingent upon the occurrence of specified events. Of this contingent amount, Watson paid the Company $750,000 in April 1998 and $250,000 in October 1998.

     Pursuant to the 1995 collaboration agreement with Warner-Lambert, as amended and extended in October 1997, Warner-Lambert is obligated to make certain milestone payments for each compound selected for development, as well as pay for its share of development costs. Under the terms of the 1995 agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Under the terms of the 1997 amendment, Warner-Lambert purchased preferred stock with a face value of $7.0 million, of which Warner-Lambert paid the Company $1.0 million in October 1997 and $6.0 million in January 1998. Of this $7.0 million in total proceeds, the Company has allocated $1.6 million to be recognized as co-development revenue during fiscal 1998, $4.4 million as preferred stock and $1.0 million as a liability (payable in cash or common stock at the election of Warner-Lambert) due to Warner Lambert on December 31, 1999. The preferred stock accrues an imputed non-cash dividend at 12 percent per annum until its mandatory conversion date in October 2001. If converted on the mandatory conversion date, the Series D stock would have been converted into such number of shares of common stock equal to the quotient of the aggregate face value of the preferred stock divided by the average of the closing prices of the common stock for a period of thirty (30) trading days ending on the third trading day prior to the automatic conversion date. The preferred stock is convertible at an earlier date at the Company's option into such number of shares of common stock equal to the aggregate original issue price of such shares divided by the greater of (a) the average of the closing prices of the common stock for the 30 trading days during the period ending on the third trading day prior to the date of original issuance of such shares or (b) the average of the closing prices of the common stock for the 30 trading days during the period ending on the third trading day prior to the date upon which the Company notifies the holders of such optional conversion. On August 5, 1999, the Company converted the Series D preferred stock into 227,425 shares of common stock in accordance with the terms governing the Series D preferred stock.

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

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst- case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

RECENT DEVELOPMENTS

     On August 5, 1999, the Company, Purdue Pharma L.P., a Delaware limited partnership, and Purdue Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Purdue Pharma, entered into an Agreement and Plan of Merger. On August 12, 1999, Purdue Acquisition Corporation commenced a cash tender offer for all outstanding shares of common stock, par value $0.001 per share, including the associated rights to purchase Series A Junior Participating Preferred Stock, of the Company at $1.16 per share. Purdue Acquisition Corporation acquired 91.4% of the outstanding shares of common stock pursuant to the tender offer, which expired on September 23, 1999, and on September 28, 1999, merged with and into the Company in a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware.

     As a result of the merger, Purdue Pharma L.P., which owned indirectly all the outstanding stock of Purdue Acquisition Corporation, became the indirect holder of 100% of the outstanding equity of the Company, and all shares of common stock held by stockholders (other than Purdue, the Company or their respective affiliates) were converted into the right to receive $1.16 per share in cash. As a result of the merger, the public stockholders no longer possess any interest in, or rights as stockholders of, the Company other than their right to receive $1.16 per share in cash, or, if they perfect their dissenter's appraisal rights, the right to receive the value of their shares as determined by the Chancery Court of the State of Delaware.

     Prior to the consummation of the merger, the shares of common stock were registered under Section 12(g) of the Exchange Act and were traded on the OTC Bulletin Board. On September 29, 1999, the Company informed the OTC Bulletin Board of the merger and requested that the common stock be removed from listing on the OTC Bulletin Board.

                                     PART IV

ITEM 14. (A)  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              FINANCIAL STATEMENTS

           The financial statements required by this item are submitted in a separate section beginning on Page 10 of this report.


           Financial Statements of CoCensys, Inc.
           --------------------------------------

           Report of Independent Auditors                                   10
           Balance Sheets as of December 31, 1998 and 1997                  11
           Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996; and the period from
              inception (February 15, 1989) to December 31, 1998            12
           Statements of Stockholders' Equity  for the period from
             inception (February 15, 1989) to December 31, 1998             13
           Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996; and the period from
             inception (February 15, 1989) to December 31, 1998             16
           Notes to Financial Statements                                    17


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

                                     COCENSYS, INC.

Date:    November 2, 1999            By:   /s/  Stuart D. Baker
                                        -------------------------------------
                                          Stuart D. Baker
                                          Vice President

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

                                                       /s/  ERNST & YOUNG LLP
Orange County, California
January 29, 1999, except for the
  last paragraph of Note 2 as to
  which the date is March 24, 1999,
 the second paragraph of Note 1,
  as to which the date is April 15, 1999


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
                                                          ========       =========      =========


                             See accompanying notes



                                 COCENSYS, INC.
                          (A development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)


                                                                                DEFICIT                ACCUMULATED
                                        CONVERTIBLE                            ACCUMULATED                OTHER
                                     PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED  COMPREHENSIVE     TOTAL
                                     ------------------  --------------------  DEVELOPMENT    COMPEN-     INCOME     STOCK HOLDERS'
                                     SHARES     AMOUNT     SHARES    AMOUNT      STAGE        SATION      (LOSS)         EQUITY
                                   ----------   -------  ---------   -------- -----------   --------  -------------  --------------

Net loss                                    -    $    -          -    $      - $     (147)  $      -  $           -   $      (147)
Issuance of common stock for
  cash at $0.04 per share                   -         -    122,500           5          -          -              -             5
                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1989                -         -    122,500           5       (147)         -              -          (142)

Net loss                                    -         -          -           -       (910)         -              -          (910)
Issuance of Series A convertible
  preferred stock upon conversion
  of promissory note, net of
  offering costs of $5 at $.25
  per share                           400,000        95           -          -          -          -              -            95
Issuance of Series B convertible
 preferred stock for $3,110 cash
 and conversion of $515 of
 convertible promissory notes, net
 of offering costs of $46 at $1.50
 per share                          2,416,666     3,579          -          -           -          -              -         3,579
Issuance of warrants to purchase
  30,100 shares of Series B
  convertible preferred stock in
  connection with a note payable            -         8          -          -           -          -              -             8
Common stock issued in connection
  with services rendered                    -         -        834          -           -          -              -             -

                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1990        2,816,666     3,682    123,334          5     (1,057)          -              -         2,630

Net loss                                    -         -          -          -     (2,369)          -              -        (2,369)
Common stock issued in connection
  with services rendered                    -         -        417          -           -          -              -             -
                                    ---------   -------  ---------   -------- -----------   --------  -------------   -----------
BALANCE AT DECEMBER 31, 1991        2,816,666     3,682    123,751          5     (3,426)          -              -           261

Net loss                                    -         -          -          -     (6,267)          -              -        (6,267)
Issuance of Series C convertible
  preferred stock for cash, net
  of offering costs of
  $60 at $5.00 per share            2,631,218    13,096          -          -           -          -              -        13,096
Issuance of Series C convertible
  preferred stock in exchange for
  services at $5.00 per share           3,332        17          -          -           -          -              -            17
Issuance of Series C convertible
  preferred stock in exchange for
  stock purchase
  option at $5.00 per share            20,000       100          -          -           -          -              -           100
Deferred compensation related to
  the issuance of certain stock
  options                                   -         -          -      2,842           -     (2,842)             -             -
Amortization of deferred compensation       -         -          -          -           -        152              -           152
                                    ---------   -------  ---------   -------- -----------   --------  -------------  ------------
BALANCE AT DECEMBER 31, 1992        5,471,216    16,895    123,751      2,847     (9,693)     (2,690)             -         7,359

Net loss                                    -         -          -          -    (10,273)          -              -       (10,273)
Issuance of Series B convertible
  preferred stock in exchange for
  noncash exercise of warrants         25,083       226          -          -           -          -              -           226
Conversion of convertible preferred
  stock into common stock at the
  close of the initial public
  offering                         (5,496,299)  (17,121)   687,037     17,121           -          -              -             -
Issuance of common stock for cash
  in initial public offering at
  $72.00 per share, net of offering
  costs and underwriters' discount
  of $2,193                                 -         -    312,500     20,307           -          -              -        20,307
Common stock issued in connection
  with stock options                        -         -     14,600         18           -          -              -            18
Issuance and termination of
  certain stock options                     -         -          -         43           -        (43)             -             -
Amortization of deferred
 compensation                               -         -          -          -           -        760              -           760
                                   ----------   -------  ---------   -------- -----------   --------  -------------  -------------
BALANCE AT DECEMBER 31, 1993                -         -  1,137,888     40,336     (19,966)    (1,973)             -        18,397

                             See accompanying notes



                                 COCENSYS, INC.
                          (A development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               (In thousands, except share and per share amounts)



                                                                                DEFICIT               ACCUMULATED
                                        CONVERTIBLE                            ACCUMULATED                OTHER
                                     PREFERRED STOCK         COMMON STOCK      DURING THE    DEFERRED  COMPREHENSIVE     TOTAL
                                     ------------------  --------------------  DEVELOPMENT    COMPEN-     INCOME     STOCK HOLDERS'
                                     SHARES     AMOUNT     SHARES    AMOUNT      STAGE        SATION      (LOSS)         EQUITY
                                   ---------    -------  ---------   -------- ------------   --------  -------------  --------------

Net loss                                   -          -          -          -     (26,586)         -              -         (26,586)
Unrealized loss on investments             -          -          -          -           -           -            (25)           (25)
                                                                                                                        ----------
Comprehensive income                       -          -          -          -           -           -              -        (26,611)
Purchase of common stock by Acea
  shareholders pursuant to merger
  agreement at $36.48 and $40.88 per share -          -     51,921      2,002           -           -              -          2,002
Acquisition of Acea in exchange for
  common stock at $24.00 per share         -          -    473,042     11,353           -           -              -         11,353
Exchange of Acea options and warrants
  for equivalent options and warrants      -          -          -        592           -           -              -            592
Purchase of common stock by corporate
  partner at $36.08 per share              -          -     55,402      2,000           -           -              -          2,000
Common stock issued in connection with:
  Stock options                            -          -      8,548         32           -           -              -             32
  Other employee programs                  -          -      2,500         75           -           -              -             75
Issuance and termination of certain
  stock options                            -          -          -        110           -        (110)             -              -
Amortization of deferred compensation      -          -          -          -           -         707              -            707
                                   ---------    -------  ---------   -------- -----------   ---------  -------------  -------------
BALANCE AT DECEMBER 31, 1994               -          -  1,729,301     56,500     (46,552)     (1,376)           (25)         8,547

Net loss                                   -          -          -          -     (18,122)          -              -        (18,122)
Unrealized gain on investments             -          -          -          -           -           -              3              3
                                                                                                                          ---------
Comprehensive income                       -          -          -          -           -           -              -        (18,119)
Purchase of common stock by corporate
  partner at $27.84 per share              -          -    179,372      5,000           -           -              -          5,000
Issuance of common stock and related
  warrants for cash at $26.00 per share,

  net of cost of $149                      -          -    463,462     11,901           -           -              -         11,901
Purchase of common stock by corporate
  partner at $56.00 per share, net of
  costs of $14                             -          -     35,746      1,986           -           -              -          1,986
Common stock issued in connection with:
  Stock options                            -          -     11,072        109           -           -              -            109
  Employee Stock Purchase Plan             -          -      4,966        152           -           -              -            152
  Other employee programs                  -          -        500         29           -           -              -             29
Issuance and termination of certain

  stock options                            -          -          -        619           -        (619)             -              -
Amortization of deferred compensation      -          -          -          -           -       1,039              -          1,039
                                   ---------    -------  ---------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1995               -          -  2,424,419     76,296     (64,674)       (956)           (22)        10,644

Net loss                                   -          -          -          -     (18,488)          -              -        (18,488)
Unrealized gain on investments             -          -          -          -           -           -             50             50
                                                                                                                          ---------
Comprehensive income                       -          -          -          -           -           -              -        (18,438)
Issuance of common stock for cash
 at $52.00 per share, net of costs
 of $1,162                                 -          -    303,750     14,633           -           -              -         14,633
Issuance of Series B convertible
  preferred stock for cash to
  corporate partner                  100,000      7,000          -          -           -           -              -          7,000
Common stock issued in connection
with:
  Stock options                            -          -     17,345        194           -           -              -            194
  Employee Stock Purchase Plan             -          -     14,093        446           -           -              -            446
  Other employee programs                  -          -        813         54           -           -              -             54
Issuance and termination of
  certain stock options                    -          -          -      2,363           -        (629)             -          1,734
Amortization of deferred
compensation                               -          -          -          -           -         680              -            680
                                   ---------    ------- ----------   -------- -----------   --------- -------------  -------------
BALANCE AT DECEMBER 31, 1996         100,000      7,000  2,760,420     93,986     (83,162)      (905)           28          16,947


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



                                       16

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

Pursuant to the 1995 Warner Collaboration Agreement, Warner-Lambert purchased $2.0 million of CoCensys Common Stock in October 1995 and an additional $2.0 million of CoCensys Common Stock in March 1997. Pursuant to the 1997 Amended Warner Collaboration Agreement extension of the Warner Collaboration Agreement, Warner-Lambert purchased 14,286 shares of the Company's Series D Convertible Preferred Stock for $1.0 million in October 1997 and an additional 85,714 shares of the same series of convertible preferred stock for $6.0 million in January 1998. If converted on the mandatory conversion date, the Series D stock would have been converted into such number of shares of common stock equal to the quotient of the aggregate face value of the preferred stock divided by the average of the closing prices of the common stock for a period of thirty (30) trading days ending on the third trading day prior to the automatic conversion date. The preferred stock is convertible at an earlier date at the Company's option into such number of shares of common stock equal to the aggregate original issue price of such shares divided by the greater of (a) the average of the closing prices of the common stock for the 30 trading days during the period ending on the third trading day prior to the date of original issuance of such shares or (b) the average of the closing prices of the common stock for the 30 trading days during the period ending on the third trading day prior to the date upon which the Company notifies the holders of such optional conversion.

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

Selected financial information for the Company's business segments as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):



                                                                   1998             1997              1996
                                                              -------------     -------------    -------------


Revenues from external partners
    Drug promotion segment                                    $         540     $       3,264    $       9,085
    Drug development segment                                          2,046             8,650            6,073
                                                              -------------     -------------    -------------
                                                              $       2,586     $      11,914    $      15,158
                                                              =============     =============    =============
Operating income
    Drug promotion segment                                    $         540     $      (4,408)   $      (3,140)
    Drug development segment                                        (17,593)          (16,961)         (16,513)
                                                              -------------     -------------    -------------
                                                              $     (17,053)    $     (21,369)   $     (19,653)
                                                              =============     =============    =============
Assets
    Drug promotion segment                                    $           -     $           -    $         605
    Drug development segment                                          2,819             3,364            2,663
                                                              -------------     -------------    -------------
                                                              $       2,819     $       3,364    $       3,268
                                                              =============     =============    =============
Depreciation and amortization
    Drug promotion segment                                    $           -     $          29    $         738
    Drug development segment                                            907               907            1,334
                                                              -------------     -------------    -------------
                                                              $         907     $         936    $       2,072
                                                              =============     =============    =============
Expenditures for long-lived assets
    Drug promotion segment                                    $           -     $         121    $          80
    Drug development segment                                            566             1,354              732
                                                              -------------     -------------    -------------
                                                              $         566     $       1,475    $         812
                                                              =============     =============    =============


In fiscal 1998, three partners represented 96 percent of revenues. In fiscal
1997, three partners represented 88 percent of revenues. In fiscal 1996, four partners represented 100 percent of revenue.

